Form 10QSB
period 2003-06-30
BLISS ESSENTIALS CORP
filed 2003-08-11
CIK 1238579

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 0-50309

                      Bliss Essentials Corp.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Nevada                                  91-2190195
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

     5050 Kingsway, 2nd Floor
      Burnaby, B.C., Canada                      V5H 4H2
---------------------------------------        -----------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (604) 639-8116

                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X     No

The number of shares outstanding of Registrant's common stock as of June 30, 2003 was 1,800,000.

Registrant's common stock is currently not publicly listed or traded.

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10-SB12G registration statement, filed on June 10, 2003, which can be found on the SEC website at www.sec.gov under our CIK Number 0001238579.

                      BLISS ESSENTIALS CORP.
                         Balance Sheet
                            As at
                                        June 30
                                         2003
                                        (U.S.$)
ASSETS
------
Current Assets
  Cash                                  $ 36,550

LIABILITIES
-----------
Current Liabilities
  Accounts payable                         1,225
  Due to related party (note 4)              159
                                        --------
                                           1,384

STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 3)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 1,800,000 common shares          1,800

  Additional paid in capital              43,200

  Deficit accumulated during the
  development stage                       (9,384)
                                        --------
                                          35,166
                                        --------
Total Liabilities and
  Stockholders'Equity                     36,550
                                        ========


                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit
             For the sic-month period ended

                              June 30,
                               2003
Expenses
--------
  Bank charges             $        207
  Dues and fees                   5,732
  Office                            555
  Professional fees               2,600
  Supplies                          771
                             ----------
Total Expenses                    9,865

Net (loss) for the period        (9,865)
Deficit - beginning of period         -
                             ----------
Deficit - end of period          (9,865)
                             ==========
Weighted average number
of shares outstanding         1,313,333
                            ===========
Loss per share             $     (0.00)
                           ============
Comprehensive Income
--------------------
Net loss for period        $    (9,865)
Other Comprehensive Income          31
                           -----------
Comprehensive Loss for
Period                          (9,834)
Comprehensive Deficit-
beginning of period                 -
                            ----------
Comprehensive Deficit-
end of period              $   (9,834)
                           ===========


                  BLISS ESSENTIALS CORP.
                Statement of Cash Flows

                                  Date of
                                Incorporation
                                and Inception
                                  March 31,
                                2003 to June
                                 30, 2003
                                  (U.S. $)
Cash Provided By
(Used For):

Operating Activities:
  Net loss for the period        $  (9,865)

  Adjustment to reconcile
  net loss to cash provided
  by operations:
  - increase (decrease)
    in accounts payable              1,225
  - other comprehensive income          31
                                ----------
                                    (8,609)
Net changes in non-cash
working capital
components:
- due to related parties               159
                               -----------
                                    (8,450)
                               -----------
Financial Activity:
  Proceeds from the issue
  of share capital                  45,000
                               -----------
Net cash provided during
the period                          36,550
Cash - beginning of period              -
                               -----------
Cash - end of period                36,550
                               ===========



                   BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity

                                                       Accumu-
                                                       lated
                                                       Other    Total
                                  Additional  Accumu-  Compre-  Stock-
                 Common  Total      Paid In   lated    hensive  holders'
                 Stock   Price      Capital   Deficit  Loss     Equity
                 ------------------------------------------------------
                         (U.S.$)   (U.S.$)   (U.S.$)   (U.S.$)  (U.S.$)
Shares issued    1,800,000 $1,800  43,200       -         -     45,000

Net loss from
March 31, 2003
to June 30,
2003                                        (9,865)       31    (9,834)
                 ------------------------------------------------------
Balance,
June 30, 2003    1,800,000 $1,800 $43,200  $(9,865)     $ 31   $(9,834)


                     BLISS ESSENTIALS CORP.
                 (A Development Stage Company)
               Notes to the Financial Statements
      For the period from Incorporation on March 31, 2003
                           to
                        June 30, 2003

1.	BUSINESS OF THE CORPORATION AND GOING CONCERN
The Company was incorporated as Bliss Essentials Corp. in the State of Nevada, United States of America on March 31, 2003 under the Nevada Revised Statutes, Chapter 78, Private Companies. The Company's office is located in Burnaby, B.C. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted
Accounting Principles.

Accounting Method
The Company records income and expenses on the accrual method.

Earnings (Loss) Per Share
Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    BLISS ESSENTIALS CORP.
                 (A Development Stage Company)
               Notes to the Financial Statements
      For the period from Incorporation on March 31, 2003
                           to
                        June 30, 2003

3.	SHARE CAPITAL
Authorized
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.


Issued:
                       Price per                        Total
                       share U.S.$    No. of Shares  Consideration
                       ----------     -------------  -------------
Private placement      $0.005       1,000,000      $   5,000
Private placement      $0.05          800,000         40,000
                                    --------------------------
Balance-May 27, 2003                1,800,000      $  45,000
                                    ==========================



4.	RELATED PARTY TRANSACTIONS
All transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The year end balance referred to below is non-interest bearing, unsecured, payable on demand, except where otherwise noted, and has arisen from the provision of the services described.

Directors and officers of the Company were paid an aggregate of $1,002 for the repayment of office expenses and supplies incurred on behalf of the Company and at June 30, 2003 were owed $159 for these services.

Fiscal Year End
The Company's fiscal year end is December 31.

                           PART II

ITEM 6. EXHIBITS AND REPORTS ON FOR 8-K

(a) All exhibits required to be filed with this quarterly report, can be found in their entirety in Registrant's original
Form 10-SB12G registration statement, filed with the SEC on June 10, 2003, under CIK Number 0001238579, on the SEC website at www.sec.gov.

(b) No reports on Form 8-K were filed during the quarter ended
June 30, 2003.

                           SIGNATURES
                           ----------

In accordance with Section 12 of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Bliss Essentials Corp.,
                               a Nevada corporation
                               ------------------------

Date:  August 10, 2003          By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  August 10, 2003          By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director


Date:  August 10, 2003          By:/s/ Kathleen Rufh, Vice President
                                and Director

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO SECTION 302 OF THE ACT
---------------------------------------------------------

     I, Thomas Gelfand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bliss Essentials Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of Bliss Essentials Corp. as of, and for, the periods presented in this quarterly report.

4. Bliss Essentials Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Bliss Essentials Corp. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Bliss Essentials Corp., is made known to us by others who may have such, information,particularly during the period in which this quarterly report is being prepared; and

     (b) evaluated the effectiveness of Bliss Essentials Corp.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this registration statement (the "Evaluation Date").

5. The other certifying officers and I certified, to our auditors, based on our most recent evaluation, that:

(a)there are no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised our auditors there are no material weaknesses in internal controls; and

   (b) there is no fraud, material or otherwise, that involves our management or other employees who have a significant role in our internal controls.

6. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       August 10, 2003          /s/ Thomas Gelfand
                              ----------------------------------
                              Chief Executive Officer and Chairman
                              of the Board of Directors

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO SECTION 302 OF THE ACT
-----------------------------------------------------------------

     I, Howard Gelfand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bliss Essentials Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of Bliss Essentials Corp. as of, and for, the periods presented in this registration statement.

4. Bliss Essentials Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Bliss Essentials Corp. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Bliss Essentials Corp., is made known to us by others who may have such, information,particularly during the period in which this quarterly report is being prepared; and

     (b) evaluated the effectiveness of Bliss Essentials Corp.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this registration statement (the "Evaluation Date").

5. The other certifying officers and I certified, to our auditors, based on our most recent evaluation, that:

(a)there are no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised our auditors there are no material weaknesses in internal controls; and

   (b) there is no fraud, material or otherwise, that involves our management or other employees who have a significant role in our internal controls.

6. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        August 10, 2003          /s/ Howard Gelfand
                              -----------------------------------
                              Chief Financial Officer and Director