Form 10QSB/A
period 2003-06-30
BLISS ESSENTIALS CORP
filed 2003-08-25
CIK 1238579

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB/A

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

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the period from incorporation on March 31, 2003 to June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10-SB12G registration statement, filed on June 10, 2003, which can be found on the SEC website at www.sec.gov under our CIK Number 0001238579.

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
                                        ========


                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit

                            Date of
                            Incorporation
                            March 21, 2003
                          to June 30, 2003


Revenues                   $          0
                           ------------
Expenses
--------
  Bank charges             $        207
  Dues and fees                   5,732
  Office                            555
  Professional fees               2,600
  Supplies                          771
                             ----------
Total Expenses                    9,865

Net (loss) for the period        (9,865)
Deficit - beginning of period         -
                             ----------
Deficit - end of period          (9,865)
                             ==========
Weighted average number
of shares outstanding         1,313,333
                            ===========
Loss per share             $     (0.00)
                           ============
Comprehensive Income
--------------------
Net loss for period        $    (9,865)
Other Comprehensive Income          31
                           -----------
Comprehensive Loss for
Period                          (9,834)
Comprehensive Deficit-
beginning of period                 -
                            ----------
Comprehensive Deficit-
end of period              $   (9,834)
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
                                                       Other    Total
                                  Additional  Accumu-  Compre-  Stock-
                 Common  Total      Paid In   lated    hensive  holders'
                 Stock   Price      Capital   Deficit Income Equity
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


Issued:
                       Price per                        Total
                       share U.S.$    No. of Shares  Consideration
                       ----------     -------------  -------------
Private placement      $0.005       1,000,000      $   5,000
Private placement      $0.05          800,000         40,000
                                    --------------------------

Balance-May 27, 2003(Audited)       1,800,000      $  45,000
                                    ==========================
Balance-June 30, 2003 (Unaudited)   1,800,000      $  45,000
                                    ==========================



4.	RELATED PARTY TRANSACTIONS
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

Directors and officers of the Company were paid an aggregate of $1,002 for the repayment of office expenses and supplies incurred on behalf of the Company during the period and were owed
$159 for these services.

Fiscal Year End
The Company's fiscal year end is December 31.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation
-----------------
We expect our current cash in the bank of $36,550 at June 30, 2003, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently project that we will have our initial inventory ready for sale so we can begin generating revenues in October, 2003.

During the next 12 months, we intend to spend approximately $2,000 in additional research and development on our product line and website. Some of our research will include experimenting with different recipes, using different types of natural oils and essential oils for fragrance, as well as different nutrients to provide texture and other skin care properties. We also intend to research the feasibility and possibility of adding additional products, such as shampoo bars, bath bombs, bath salts, shower gels, lip balms, moisturizers, hand and body creams, skin conditioners and/or fragrances. To date, however, we are only producing soap bars and have not yet entered into any other research or experimentation. We also intend to continually research the Internet for additional information about our soap ingredients and offerings to post on our website that will enhance our customers visits.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Projected Milestones
--------------------
In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

- - Increase inventory. We will incur expenses for soap ingredients, including aromatherapy-grade essential oils, coconut, olive and palm oils, herbs, grains, milk and honey, and packaging materials, including handmade paper, cellophane and raffia, to increase its inventory of soaps and soap products. We are currently estimating we will need a total of 500 bars of soap in our initial inventory to begin our marketing campaign and to bring out business operations into full production. We plan to achieve this milestone and have enough inventory on hand to implement full production capacity by October 1, 2003. We have several soaps and soap products currently being made; however, proper curing takes approximately 4-6 weeks.

- - Implement direct sales campaign. As soon an our initial inventory is ready, we intend to implement its direct sales campaign by contacting small gift shops, health food stores, and independently owned health spas and beauty salons in the Burnaby and Vancouver, British Columbia areas of Canada. We are currently gathering listings of potential contacts and is planning to begin this campaign sometime in October/November 2003.

- - Begin hosting home parties. We intend to initially have friends and family members host parties to begin the home party direct sales campaign. We are hopeful that at least two additional parties will be booked by guests at each party, thereby creating an ongoing source of sales and revenues; however, there is really no assurance any parties will be booked. Because there is little cost to us, though, this type of marketing could be very profitable if it does take hold. We intend to begin having friends and family members host parties in November/December 2003, when ample products and inventory are available.

- - Attend local trade/craft/home living shows. We plan to attend all local trade, craft and home shows and, as soon as affordable, plans to attend shows in other areas of Canada and the United States. Since the costs to attend local shows and obtain a trade booth to exhibit our products will be relatively low, we intend to obtain a listing of all shows for the upcoming year and will plan to attend as many as possible.

- - Continue to improve website content. We intend to continue to build and host an online store at our website, www.blissessentialscorp.com, where our products can be purchased and shipped. Our website is currently fully operational and we expect to be ready to begin taking orders by October 1, 2003, at which time we expect to have ample inventory ready to ship and fill orders.

- - Expand operations to include kiosk sales. Once we are fully operational, taking and shipping orders, hosting home parties and placing/selling our products to local businesses for resale to their clientele, we hope to expand our sales channels to possibly include sales to small boutique hotels, as well as retail sales through kiosks located in shopping malls. We currently estimates this will be accomplished approximately 6-12 months after implementation of full business operations, or next summer.

Results of Operations
---------------------
For the period from inception to the quarter ended June 30, 2003, we had no revenues and incurred net operating losses of $9,865, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our initial public offering documents.

Net cash provided by financing activities since inception was $45,000, $40,000 of which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officers and directors.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.

ITEM 3. CONTROLS AND PROCEDURES.

Within the past 90 days, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted that evaluation.


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

                               Bliss Essentials Corp.,
                               a Nevada corporation
                               ------------------------

Date:  August 23, 2003          By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  August 23, 2003          By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director


Date:  August 23, 2003          By:/s/ Kathleen Rufh, Vice President
                                and Director


          CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          ----------------------------------------

      I, Thomas Gelfand, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Bliss
    Essentials Corp.(hereinafter the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 23, 2003                        /s/ Thomas Gelfand
                                             ------------------------------
                                             Thomas Gelfand
                                             Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------

	I, Howard Gelfand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bliss Essentials Corp. (hereinafter the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 23, 2003                        /s/ Howard Gelfand
                                             ------------------------------
                                             Howard Gelfand
                                             Chief Financial Officer