Form 10QSB
period 2003-09-30
BLISS ESSENTIALS CORP
filed 2003-11-14
CIK 1238579

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 0-32885

                  BLISS ESSENTIALS CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


        Nevada                                     91-2190195
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


   5050 Kingsway, 2nd Floor
 Burnaby, B.C., Canada V5H 4H2              (604) 639-8116
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


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

We had a total of 1,800,000 shares of common stock issued and outstanding at September 30, 2003. Our common stock is listed for trading on the pink sheets under the trading symbol "BLSE".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            BLISS ESSENTIALS CORP.
                         Balance Sheets
                            As at
                                      September 30
                                          2003
                                        (U.S.$)
ASSETS
------
Current Assets
  Cash                                  $ 34,148

LIABILITIES
-----------
Current Liabilities
  Accounts payable                         5,349
  Due to related party (note 4)              159
                                        --------
                                           5,508
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 3)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 1,800,000 common shares          1,800
  Additional paid in capital              43,200

  Deficit accumulated during the
  development stage                      (16,360)
                                        --------
                                          28,640
                                        --------
  Total Liabilities and
  Stockholders'Equity                     34,148
                                        ========


                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit

                                    Three Months      Date of
                                       Ended       Incorporation
                                    September 30   and Inception
                                        2003       March 31,2003
                                      (US $)      to September 30,
                                                     2003 (US $)
                                   -------------  ---------------
Expenses
--------
  Bank charges                    $         76    $         283
  Dues and fees                          3,980            9,712
  Office                                 1,501            2,056
  Professional fees                        500            3,100
  Supplies                                 170              941
                                  ------------    -------------
Net (loss) for the period               (6,227)         (16,092)

Deficit - beginning of period           (9,865)               -
                                  ------------    -------------
Deficit - end of period                (16,092)         (16,092)

Weighted average number
of shares outstanding                1,800,000        1,563,736
                                  ============    =============

Loss per share                           (0.00)           (0.01)
                                  ============    =============

Comprehensive Income
------------------------
Net loss for period                     (6,227)         (16,092)
Other comprehensive income (loss)         (299)            (268)
                                  ------------    -------------
Comprehensive loss for period           (6,526)         (16,360)
Comprehensive Deficit -beginning
  of period                             (9,834)               -
                                  ------------    -------------
Comprehensive Deficit -
end of period                          (16,360)         (16,360)
                                  ============    =============


                  BLISS ESSENTIALS CORP.
                 Statement of Cash Flows

                                   Three Months      Date of
                                       Ended       Incorporation
                                    September 30   and Inception
                                        2003       March 31,2003
                                      (US $)      to September 30,
                                                     2003 (US $)
                                   -------------  ---------------
Cash Provided By
 (Used For):
Operating Activities:
  Net loss for the period          $    (6,227)    $  (16,092)

  Adjustment to reconcile
  net loss to cash provided
  by operations:
  - increase (decrease)
    in accounts payable                  4,124	        5,349
  -other comprehensive income             (299)          (268)

Net changes in non-cash
working capital
components:
- due to related parties                     -            159
                                    -----------    ----------
                                        (2,402)       (10,852)
                                    -----------    ----------

Financial Activities:
  Proceeds from the issue
  of share capital                           -         45,000
                                    -----------    ----------
Net cash provided during
the period                              (2,402)        34,148

Cash - beginning of period              36,550              -
                                    -----------    ----------
Cash - end of period                    34,148         34,148
                                    ===========    ==========


                   BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity

                                              Accumu-
                                              lated
                                              Other     Total
                           Additional Accumu- Compre-   Stock-
                   Common   Paid-in   lated   hensived  Holders'
                   Stock    Capital   Deficit Loss      Equity
                 -----------------------------------------------
                            (U.S.$)  (U.S.$) (U.S.$)   (U.S.$)

Shares issued     1,800,000 $43,200  $   -    $  -     $45,000

Net loss from
March 31, 2003 to
September 30, 2003                   (16,092)    (268) (16,360)
                 -----------------------------------------------
Balance,
September 30,
2003              1,800,000  $43,200 (16,092) $  (268) $28,640
                 ===============================================


                   BLISS ESSENTIALS CORP.
              (A Development Stage Company)
            Notes to the Financial Statements
     For the period from March 31, 2003 to September 30, 2003

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

Accounting Method-
The Company records income and expenses on the accrual method.

Earnings (Loss) Per Share-
Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments-
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows-
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year End-
The Company's fiscal year end is December 31.

3.   SHARE CAPITAL
Authorized-
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued:
                       Price per                        Total
                       share U.S.$    No. of Shares  Consideration
                       ----------     -------------  -------------

Private placement      $0.005       1,000,000      $   5,000
Private placement      $0.05          800,000         40,000
                                    --------------------------
Balance-September 30, 2003          1,800,000      $  45,000
                                    ==========================

4.   RELATED PARTY TRANSACTIONS
All transactions with related parties have occurred in the normal course of operations and are measured at fair market value.
The year end balance referred to below is non-interest bearing, unsecured, payable on demand, except where otherwise noted, and has arisen from the provision of the services described.

Directors and officers of the Company were paid an aggregate of $2,286 for the repayment of office expenses and supplies incurred on behalf of the Company during the period and were owed $159 for these services at September 30, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
No comparisons are made between reporting periods herein, as we were only incorporated on March 31, 2003 and have not yet been in business for one full year.

For the three months ended September 30, 2003, we had no revenues and incurred net operating losses of $6,227. We had no revenues and a net operating loss of $16,092 from the date of incorporation to September 30, 2003. The majority of these expenses comprised operating expenses and legal/professional fees incurred in connection with the preparation and filing of our initial public offering, registration and compliance reporting documents.

There was no cash provided by financing activities for the three months ended September 30, 2003 as compared to $45,000 in cash provided by financing activities from the date of incorporation on March 31, 2003 to September 30, 2003.
Our ability to continue as a going concern is wholly dependent on our ability to generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $34,148 at September 30, 2003, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next
12 months without having to raise additional funds or seek bank loans, while we continue to expand our business.

Our stockholders' equity as of September 30, 2003, was $28,640.

Plan of Operation
-----------------
During the next twelve months, we intend to continue our business operations, concentrating on marketing to attract customers and generate revenues.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10SB, filed with the U.S. Securities and Exchange Commission under CIK Number 0001238579.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under
CIK Number 0001238579 on June 10, 2003, on the SEC website at www.sec.gov:

Exhibit No.     Description                     Page
----------      -----------                     ----
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification           15-16
  99.2          Sec. 906 Certification           17


B) There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Bliss Essentials Corp., Registrant

Date:  November 12, 2003        By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  November 12, 2003        By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director


Date:  November 12, 2003        By:/s/ Kathleen Rufh, Vice President
                                and Director