Form 10KSB
period 2003-12-31
BLISS ESSENTIALS CORP
filed 2004-03-05
CIK 1238579

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2003

[ ]  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

              Commission File Number: 0-32885
                   BLISS ESSENTIALS CORP.
  ----------------------------------------------------------
  (Name of Small Business Issuer as Specified in its charter)

        Nevada                               91-2190195
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

   5050 Kingsway, 2nd Floor
 Burnaby, B.C., Canada V5H 4H2              (604) 639-8116
--------------------------------      ------------------------------
(Address of principal executive       (Registrant's telephone number,
 offices and zip code)                    including area code)
                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant had no revenues for the fiscal year ended December 31, 2003.
At December 31, 2003, there were a total of 800,000 shares of common stock held by non-affiliates of registrant. These shares currently have no market value, as a trading market in registrant's stock has not yet commenced and there is no bid/ask price for the shares. Issuer had a total of 1,800,000 shares of Common Stock outstanding at December 31, 2003.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK Number 0001238579 on June 10, 2003, on the SEC website at www.sec.gov.

                                1

Forward Looking Statements
--------------------------
In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
Bliss Essentials Corp. was incorporated in the State of Nevada on March 31, 2003 to engage in the production and sale of a line of handmade soaps. As a small retailer, we are dedicated to providing the natural product enthusiast with a variety of handmade, natural, herbal soaps, which will be featured on our web site located at http://www.blissessentialscorp.com. Information set forth on the web site does not constitute part of this registration statement. We are currently in the development stage and have not yet generated any sales or realized any income.

Product Line
------------
We are currently manufacturing soaps using the highest quality, all natural ingredients. The main ingredients in our soaps, which will be listed in the packaging on each bar, include the following: olive oil, coconut oil, palm oil, soybean oil, sodium hydroxide and distilled water. The soaps also contain a variety of essential oils to provide different aromatherapy effects and a kitchen bar that includes coffee grounds. Also used are a number of different nutrients such as sweet almond oil, aloe vera, avocado oil, castor oil, jojoba oil, oatmeal/honey, shea butter, mango butter, cocoa butter and goat's milk. Grapefruit seed extract is added as a preservative to make the soap longer lasting and is needed due to the all natural ingredients that are being used.
                                2

We do not plan to use any of the following ingredients in our soaps: alcohol, petroleum products, detergents, artificial ingredients or colorants, synthetic fragrances or preservatives, or animal by-products.

We estimate the approximate cost of producing an average bar of soap is $.80 to $1.00, depending on which ingredients are used.
This cost is expected to drop as economies of scale are realized once we start to purchase ingredients in larger quantities. We currently intend to retail our soaps for $3.95 each, which is competitively priced within the industry. The soaps will be hand cut into rectangular blocks further enhancing the handmade and natural feel of the product. The soaps will be individually wrapped in a band using recycled or tree-free paper in keeping with the organic spirit of the product. We are currently producing and curing an initial inventory of twelve different soaps and plan to add and reduce products as demand dictates. The following is a list of the soaps that we intend to produce:

   Tangerine Scream - Very tangy with a refreshing pick me up scent of fruity oils. A great way to wake up in the morning. Leaves your skin feeling soft and rejuvenated.

   Oatmeal Raisin - Color is light on the eyes with a soft scrub of oatmeal and raisins leaving your skin soft and feeling clean.

   Mocha in the Morning - A smooth blend of chocolate (the real thing) and a shot of coffee to wash away your morning. A great way to start your day.

   Denim Dream - As blue as the deep blue sea with a calming scent of lavender to relax you and take your worries away. With streaks of the ocean running through.

   Java Jolt - Very dark and rich in color, great for kids, looks like mud. Perfect way to clean the grime away. Gritty texture for a mild scrub.

   Oatmeal Honey Breakfast Bar - Carries no calories but a deliciously soft exfoliating scrub with a scent of honey to leave your skin feeling rich and smooth all day. A very weightless way to start your day.

   Peppermint Twist - No, not the dance, but an invigorating way to start your day. A scent for the senses, very calming and refreshing with just a slight burst of mint. Leaves you feeling clean and fresh as the spring air. A great way to end the day or a refreshing way to start one.

   Floral Breeze - A scent to remind you of a lush garden. Very soft and floral with great scents as fresh as the morning air.

   Coconut Blast - Let your imagination run wild. A very rich and thick scent of coconuts will remind you of a tropical beach.

   Nutty Square - Soft and gentle to the touch, but warm and inviting to the senses. Gives you that warm clean nutty feeling.

   Garden Grove - Very fragrant and soothing scent. Like walking in a meadow in the springtime.

   Tropical Blend - The tropical smell will take you back to a warm, sunny day on a beach very far away. The scents of lime, orange, lemon and tangerine help to refresh your senses and awaken your mood.

We will continue to experiment with different ingredients in our soaps, varying the main oils, essential oils and nutrients to derive new soaps that we feel the public will want to purchase. As new combinations are developed, new products will be added to our existing product line, while poor selling products will be dropped. We feel that once we firmly establish our brand name, we could then expand our operation to develop other product lines to compliment our soap line. Other product lines could include shampoo bars, bath bombs, bath salts, shower gels, lib balms, moisturizers, hand & body creams, skin conditioners and fragrances.

Sources and Availability of Raw Materials
-----------------------------------------
We currently purchase our raw materials and supplies from two primary sources: Cranberry Lane of Port Coquitlam, British Columbia and Oshun Supply, Inc. of Mission, British Columbia. We do not have any material contracts with these suppliers and are on a cash purchase basis at this time. Once our business is established and our inventory increases, we intend to shop for better prices based on larger lot purchases of raw materials and ingredients used in our soapmaking process. All of the materials and supplies used in our soapmaking process are readily available from many different supppliers and, if and when necessary, we will be able to substitute our current suppliers if certain ingredients or supplies we need are unavailable or if we are able to obtain better prices for the ingredients and/or supplies we use.

Sales and Marketing
-------------------
We intend to sell our products to the public through our online store at www.blissessentialscorp.com., at trade shows, craft shows and at home living shows, using email marketing campaigns and by direct sales at hosted parties, implementing methods similar to those used by Tupperware and other at-home hosted party sales. We will also market our products to small gift shops, health food stores, beauty salons and independently owned health spas and specialty stores, which specialize in organic products either by selling direct or by consigning products to them for resale to their customers. If we sell direct, we will immediately realize income on the sale of our products; however, if we consign our products, we would essentially advance the products to the store or other entity free of charge for them to display and offer for resale to their customers. We would not realize any income from consignments until the products are sold and the store remits monies to us for the consigned products that are sold. We currently estimate that our policy will be to require payment from vendors every 30 days for products left on consignment with them for resale.
If we determine that our products are not selling well in certain locations, we will cancel our consignment agreement with that entity, remove all products and seek alternative placement for the consigned items in an effort to continue to grow our sales, brand recognition and revenues. We currently do not have a consignment agreement, but intend to have one written and in place by the time we are ready to start mass marketing our products, which will be when we have finished producing, curing and packaging our initial product line for inventory.

We have designed an attractive website to capture and maintain the interest of visitors. The web site includes photographs and description of the ingredients and process employed in making the products. Payment arrangements can be made using credit cards. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to the best of our ability, the commercial transactions conducted on our web site. The website is currently fully functional and is only awaiting inventory for sale.

Due to the high cost of shipping, we plan to only make our products available in Canada and the United States initially. We have developed a user friendly interactive website where consumers will be able to order products, pay for them with their credit card and have the products shipped directly to them. As Internet usage continues to grow and online purchases become much more commonplace, it is expected that this will become an inexpensive and effective way for us to market and sell our products.

We will use our website as not only an online store, but a marketing tool, as well. We intend to strategically place our website on search engines by using "search engine optimization" techniques. These techniques include developing proper title, header and meta tags within our website, using the right "keywords" to attract customers seeking our type of products using search engines, e.g., "soap", "soap products", "natural soaps", etc. We plan to engage the services of an online marketing company that specializes in email marketing campaigns using opt-in email lists. These email lists are not spam, but rather, are lists of customers who have specifically requested information on various topics and/or products. There are many companies that perform this service and we are currently conducting research on them to determine their success ratings, price comparisons and timing to determine which may best suit our marketing targets. At this time, we have not yet chosen an online marketing firm, nor have we contacted or entered into any negotiations with any such firm.

We intend to pursue a cost-per-click (CPC) banner advertising campaign, whereby we would pay a company every time one of their users clicks on one of our advertising banners and opens our web page. We are currently investigating Google's Adwords CPC Program, but have not yet entered into any agreements with Google or any other CPC provider, as our products are not yet ready for sale and delivery. We are continuing to research all online marketing methods and programs and intend to pursue these types of marketing programs when our product line is completed and we have initial inventory on hand and ready for sale and delivery.

Once the business is established, we hope to expand our sales channels to possibly include sales to small boutique hotels, as well as retail sales through kiosks located in shopping malls.

We are confident that once we have acquired a new customer, that individual will be quite satisfied with the products and will continue to return and purchase more of our products as opposed to being a one-time purchase.

Money-Back and Other Guarantees
-------------------------------
We will provide each customer with a thirty-day money-back, satisfaction guarantee, permitting the return of any unused products if the customer is not completely satisfied with their purchase. We intend to fully stand behind our representation that each bar of soap is handmade and is comprised of only natural materials.

Fulfillment and Distribution
----------------------------
We will fulfill all customer orders from our home office in Burnaby, B.C., Canada. We will pack the items and then deliver them to UPS, the United States Postal Service or other shipping company for distribution to consumers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order. We will charge each customer in advance for the shipping costs associated with the order. We intend to obtain office and/or warehouse space as the need for more production and product availability grows.

Customer Service
----------------
The typical shopping experience begins with the search for products that meet specific needs, including the ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, nor the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Currently, management will be available via e-mail, from 8:00 a.m. to 5:00 p.m., PST, Monday through Friday, or via voicemail. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Competition
-----------
Competition for our products comes from two distinct producers of soap. The first being the large multinational corporations who have traditionally mass produced soap for the consumer market. The second group ranges from smaller companies focusing on higher end health and beauty products to individuals or cottage industries producing in small volumes of handmade products.

Multinationals tend to mass produce soap using many different chemicals and synthetic agents, as well as animal byproducts. The soaps produced by these companies tend to be substantially cheaper but do not necessarily appeal to our target market.

Smaller firms such as Body Shop, Crabtree and Evelyn, and Lush tend to specialize in higher end health and beauty products and will tend to compete more directly with us. However, many of these companies also use chemicals, synthetic agents and animal byproducts in the production of their soap and the individual who truly wants to eliminate these ingredients from their life will also seek alternative sources.

There are a large number or cottage industries and individuals producing soaps for specialty shops, as well as selling them over the Internet. As there are no significant barriers to entry, virtually anyone can start up a business and start manufacturing soaps immediately. We feel that we can successfully compete with these companies with the type of natural products we intend to produce and market.

The primary factors for our success will be our use of top quality ingredients, competitive pricing, desirable products and our ability to sell effectively. By using only the top quality ingredients in our products, we will seek to establish, maintain and strengthen our brand name. In order to be successful in establishing our brand, consumers must perceive our brand name as a trusted source of the finest quality products. We feel that our products will be priced competitively while using higher quality ingredients than some of the other producers, thus making our products more desirable. Not only do we plan to manufacture the highest quality products, but we believe that consumers will find our choice of products most desirable, as well.

By aggressively focusing on several different sales channels, we feel that we will be able to build up our brand name, which will help us to effectively compete in a very competitive industry.

Patents and Trademarks
----------------------
We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Governmental Regulations
------------------------
Our soap products are handmade, natural and vegetable-based and, as such, fall within the U.S. Food and Drug Administration's (FDA) definition of "soap." "True soaps" are made up of fats and an alkali, such as ours, and are regulated by the Consumer Product Safety Commission under authority of the Hazardous Substances Act.

The Consumer Product Safety Commission's jurisdiction covers most non-cosmetic, non-drug substances used in the home. The agency develops voluntary standards within the industry and issues and enforces mandatory standards or bans consumer products if no feasible standard would adequately protect the public. It conducts research on potential product hazards and obtains the recall of products that it believes pose potential risk for serious injury or death, or arranges for their repair. Additionally, the Consumer Product Safety Commission informs and educates consumers through the media, state and local governments, private organizations and by responding to consumer inquiries on, among other things, what safety features to look for in products. Our products are not subject to any approval process by the Consumer Product and Safety Commission.

We are not currently aware of any other federal, state or local regulations that we may be subject to at this time; however, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal data regarding our users to any third parties and currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site. We are uncertain as to how our business could be impacted by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior o the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our products, increase the cost of doing business as a result of litigation costs and/or increase product delivery costs.

Employees
---------
At the present time, we have three employees, who are all our officers and directors, two who work part time and one who works full time on our business operations. We intend to add staff as needed, as we expand operations.

Item 2. Properties
        ----------
We do not currently own any property. We lease shared office facilities at 2nd Floor, 5050 Kingsway, Burnaby, BC, Canada V5H 4H2 on a month-to-month verbal basis for approximately $100 US per month. The facilities are approximately 7,000 sq. ft in total and include answering services, fax services, reception area and shared office and boardroom meeting facilities. We are also currently using the residence of Howard Gelfand, an officer and director, for the production, packaging and storage of our soap products on a rent-free basis. At such time as the current premises are no longer sufficient, we intend to lease larger office space and business premises in Burnaby at competitive market rates.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the calendar year ended December 31, 2003.


                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
        ------------------------------------------------------------
(a) Our Common Stock, par value $.001, is quoted in the OTC Pink Sheets under the symbol BLSE; however, no trading market has yet been established and there is currently no bid or ask price for our common stock.

(b) As of December 31, 2003 there were approximately 29 holders of record of our Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934.

(c) Since inception in March 2003, we have not paid any cash dividends to the holders of our Common Stock. We currently intends to retain any earnings for internal cash flow use.

(d) At December 31, 2003, there were no equity compensation plans approved or outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        ------------------------------------------------------------
Results of Operations
---------------------
Since we have only been in operation since March 2003, less than one full year, no income and expense comparisons have been made to previous periods. From inception on March 31, 2003 to December 31, 2003, we incurred a total net operating loss of $20,331, which consisted primarily of legal and accounting fees and expenses ($15,017) in connection with the preparation and filing of our initial offering and registration documents. In addition, approximately $992 has been spent to date on ingredients and materials required to produce the initial inventory, which is in progress. Also included in the general and administrative expenses since inception are office rent in the amount of $3,996 and bank charges in the amount of $326.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $27,330 at December 31, 2003 and as of the date of the filing of this registration statement, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently project that we will have our initial inventory ready for sale so we can begin generating revenues in the second quarter of 2004; however, as of the date of this registration statement, we have not yet generated any revenues.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to December 31, 2003, we had no revenues and incurred net operating losses of $20,331, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada.

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

Plan of Operation/Projected Milestones
--------------------------------------
In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

- Increase inventory. We will incur expenses for soap ingredients, including aromatherapy-grade essential oils, coconut, olive and palm oils, herbs, grains, milk and honey, and packaging materials, including handmade paper, cellophane and raffia, to increase our inventory of soaps and soap products. We are currently estimating we will need a total of 500 bars of soap in our initial inventory to begin our marketing campaign and to bring out business operations into full production. We plan to achieve this milestone and have enough inventory on hand to implement full production capacity by October 1, 2003. We have several soaps and soap products currently being made; however, proper curing takes approximately 4-6 weeks for each batch.

- Implement direct sales campaign. As soon an our initial inventory is ready, we intend to implement a direct sales campaign by contacting small gift shops, health food stores, and independently owned health spas and beauty salons in the Burnaby and Vancouver, British Columbia areas of Canada. We are currently gathering listings of potential contacts and are planning to begin this campaign sometime in the next few months.

- Begin hosting home parties. We intend to initially have friends and family members host parties to begin the home party direct sales campaign. We are hopeful that at least two additional parties will be booked by guests at each party, thereby creating an ongoing source of sales and revenues; however, there is really no assurance any parties will be booked. Because there is little cost to us, though, this type of marketing could be very profitable if it does take hold. We intend to begin having friends and family members host parties as soon as our inventory is complete.

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

- Continue to improve website content. We intend to continue to build and host an online store at our website, www.blissessentialscorp.com, where our products can be purchased and shipped. Our website is currently fully operational and we expect to be ready to begin taking orders in the second quarter of 2004, at which time we expect to have our initial inventory ready to ship.

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

Registrant anticipates no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.
        --------------------
Following are our audited financial statements for the year ended
December 31, 2003.











                  BLISS ESSENTIALS CORP.
              (A Development Stage Company)

                   FINANCIAL STATEMENTS
                (Expressed in U.S. Dollars)


                     March 31, 2003
                           to
                   December 31, 2003

D E  V I S S E R  G R A Y
CHARTERED ACCOUNTANTS
401 - 905 West Pender Street
Vancouver, BC Canada
V6C 1L6


                             AUDITORS' REPORT



To the Stockholders of Bliss Essentials Corp.

We have audited the balance sheet of Bliss Essentials Corp. as at December 31, 2003 and the statements of stockholders' equity, operations and deficit, and cash flows for the period from March 31, 2003 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and changes in cash flows and stockholders' equity for the period from the date of incorporation on March 31, 2003 to December 31, 2003, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeVisser Gray
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
January 27, 2004
                                         15



                           BLISS ESSENTIALS CORP.
                              Balance Sheet
                                  As at

                                                December 31,
                                                    2003
                                                  (U.S.$)
                                                -----------
                               A S S E T S
Current Assets
   Cash	                                   $        27,330
	                                        ===========

                          L I A B I L I T I E S

Current Liabilities
   Accounts payable                                  2,557
   Due to related party (note 4)	               159
                                                 -----------
	                                             2,716

                 S T O C K H O L D E R S'   E Q U I T Y

Share Capital (note 3)
   Authorized: 100,000,000 common shares,
   par value $0.001 per share
   Issued: 1,800,000 common shares	            45,000
   Additional paid in capital		                 -
   Deficit accumulated during the Development
   Stage                                           (20,386)
                                                 -----------
                                                    24,614
                                                 -----------
   Continuance of Operations (note 1)	       $    27,330
                                                 ===========






Approved by the Director:

/s/ Tom Gelfand



                     BLISS ESSENTIALS CORP.
              Statement of Operations and Deficit


                                                Date of
                                              Incorporation
                                              and Inception
                                              March 31, 2003
                                              to December 31,
                                                2003(U.S.$)
                                              ---------------

Expenses
   Bank charges	                              $         326
   Dues and fees                                     10,417
   Office	                                      3,996
   Professional fees	                              4,600
   Supplies	                                        992
	                                          -----------
 Net (loss) for the period	                    (20,331)
 Deficit - beginning of period	                          -
                                                  -----------
 Deficit - end of period	                    (20,331)
	                                          ===========
 Weighted average number of shares outstanding    1,643,066
                                                  ===========
 Loss per share	                              $       (0.01)
                                                  ===========

Comprehensive Income
   Net loss for period	                            (20,331)
   Other comprehensive income (loss)                    (55)
                                                  -----------
   Comprehensive loss for period	            (20,386)

   Comprehensive Deficit - beginning of period	          -
                                                -----------
   Comprehensive Deficit - end of period            (20,386)
	                                          ===========




                       BLISS ESSENTIALS CORP.
                      Statement of Cash Flows

                                                Date of
                                              Incorporation
                                              and Inception
                                              March 31, 2003
                                              to December 31,
                                                2003(U.S.$)
                                              ---------------

Cash Provided By (Used For):

Operating Activities
   Net loss for the period                     $    (20,331)
   Adjustment to reconcile net loss to cash
   provided by operations:
      - increase (decrease) in accounts payable	      2,557
      - other comprehensive income	                (55)

   Net changes in non-cash working capital
   components:
      - due to related parties	                        159
                                               ------------
	                                             17,670
                                               ------------
Financing Activity
   Proceeds from the issue of share capital	     45,000
                                               ------------

Net cash provided during the period	             27,330
Cash - beginning of period	                          -
                                               ------------
Cash - end of period	                             27,330
                                               ============




                     BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity



                                              Accumu-
                                              lated
                                              Other     Total
                           Additional Accumu- Compre-   Stock-
                   Common   Paid-in   lated   hensived  Holders'
                   Stock    Capital   Deficit Loss      Equity
                 -----------------------------------------------
                            (U.S.$)  (U.S.$) (U.S.$)   (U.S.$)



Shares issued     1,800,000 $43,200  $   -    $  -     $45,000

Net loss from
April 1, 2003 to
December 31, 2003                    (20,331)    (55)  (20,386)
                 -----------------------------------------------
Balance,
December 31,
2003              1,800,000  $43,200 (20,331) $  (55)  $24,614
                 ===============================================


                       BLISS ESSENTIALS CORP.
                  (A Development Stage Company)
               Notes to the Financial Statements
        For the period from March 31, 2003 to December 31, 2003

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

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments
---------------------
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
-----------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year End
---------------
The Company's fiscal year end is December 31.

3.	SHARE CAPITAL

Authorized
----------
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued
------
Price per share         U.S.$      Number of shares   Amount(U.S.$)
-------------------------------------------------------------------
Private placement	     0.005         1,000,000        $  5,000
Private placement	     0.05		   800,000 	        40,000
                                   --------------------------------
Balance,
December 31, 2003                    1,800,000          45,000

4.	RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at fair market value. The year end balance referred to below is non-interest bearing, unsecured, payable on demand, except where otherwise noted, and has arisen from the provision of the services described.

Directors and officers of the Company were paid an aggregate of $3,279 for the repayment of office expenses and supplies incurred on behalf of the Company and at December 31, 2003 were owed $159 for these services.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. DeVisser and Gray have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and approrpirate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                        PART III
                        ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------
Thomas Gelfand (1)          72      President, CEO and Director
410 Greensboro Place
Vancouver, BC, Canada V5X 4M4

Howard Gelfand (1)          41      Secretary, Treasurer, CFO
4930 Horstman Lane                  and Director
Whistler, BC, Canada V0N 1B4

Kathleen Rufh               41      Vice-President and Director
13852 - 79 Avenue
Surrey, BC, Canada V3W 2Y9

(1)  Howard Gelfand is the son of Thomas Gelfand.

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Thomas Gelfand has been the President, CEO and a Director since inception. Since October 2000, he has also been a self-employed consultant for commercial and industrial real estate, operating in Vancouver, British Columbia under the name of Tee Gee
Management. He has also held positions in the following publicly-traded Nevada corporations during the past five years: July 1999 to December 2000 - Fortune Gaming.com., Secretary, Treasurer and Director, an online gaming company based out of Vancouver, BC, Canada, September 1998 to May 1999 - Pac-Rim Consulting, President, Treasurer and Director, a real estate consulting company based out of Vancouver, BC, Canada; September 1997 to April 1999 - Meximed Industries, Treasurer and Director, a medical supplies distributor based out of Vancouver, BC, Canada; and September 1997 to June 1998 -Golf Innovations, President, Treasurer and Director, a golf equipment distributor based out of Vancouver, BC, Canada. From January 1997 to October 2000 he was a sales representative for Amex Broadway West Realty a real estate firm in Vancouver, BC, Canada. From September 1989 to December 1997, he was a realtor for Goddard & Smith International Realty, Ltd., a prestigious real estate firm in Vancouver, BC, Canada. He has over 23 years of experience in the international real estate industry. Thomas Gelfand intends to devote his time as required to our business.

Howard Gelfand has been the Secretary, Treasurer, CFO and a Director of Registrant since inception. From 1978 to the present, he has been employed by the Pacific Racing Association as a part-time weekend parimutual teller in Vancouver, BC, Canada. From July
1999 to December 2000 he was the President and Director of Fortune Gaming.com, a publicly-traded Nevada corporation, operating an online gaming company based out of Vancouver, BC, Canada. From October 1990 to June 1995 he served as a Director of Mountain Sharpshooters, Inc., a privately owned tourist photography company located in Whistler, BC, Canada. He has also worked in various capacities in the hospitality industry over a period of approximately eight years. He has taken various courses in Business Administration from Langara Community College in Vancouver, BC, Canada. He holds several certificates in the hospitality industry issued by the government of British Columbia and has also taken the Advanced Guest Services Program, a customer service and management course targeted to the food, beverage hotel and tourism industry, sponsored by the BC and Yukon Hotels Association and the Government of Canada. Howard Gelfand intends to devote full time to our business.

Kathleen Rufh has been the Vice-President and a Director of Registrant since inception. From April 1991 to the present she has been employed by the Pacific Racing Association as an assistant manager of parimutuals in Vancouver, BC, Canada. From September 1981 to the present she has been employed by the Royal Bank of Canada and is currently employed as a part time customer service representative in Surrey, BC, Canada. From 1999 to the present she has worked for Partylite of Canada hosting three to four private parties per year selling candles in Surrey, BC, Canada. Kathleen Rufh intends to devote her time as required to our business.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.
We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Thomas Gelfand    2003  None    None   None      None      None
President, CEO
and Director

Howard Gelfand,   2003  None    None   None      None      None
Secretary, CFO,
Treasurer and Director

Kathleen Rufh     2003  None    None   None      None      None
Vice President
and Director      ----------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Thomas Gelfand(3)              400,000                  22%
410 Greensboro Place
Vancouver, BC, Canada V5X 4M4

Howard Gelfand(3)              400,000                  22%
4930 Horstman Lane
Whistler, BC, Canada V0N 1B4

Kathleen Rufh                  200,000                  11%
13852 - 79 Avenue
Surrey, BC, Canada V3W 2Y9
---------------------------
All Officers and
Directors as a Group (3)     1,000,000                  56%

(1) The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings. These persons are the only promoters.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(3)   Howard Gelfand is the son of Thomas Gelfand.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
We are currently using the home of Howard Gelfand, an officer and director, on a rent-free basis to produce, package and ship our products. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr.
Gelfand to use his home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under
CIK Number 0001238579 on June 10, 2003, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

(b) There were no reports on Form 8-K filed for the year ended December 31, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bliss Essentials Corp., Registrant

Date:  February 23, 2004        By:/s/ Thomas Gelfand, President,
                                CEO and Director

Date:  February 23, 2004        By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director

Date:  February 23, 2004        By:/s/ Kathleen Rufh, Vice President
                                and Director