Form 10QSB
period 2004-03-31
BLISS ESSENTIALS CORP
filed 2004-05-11
CIK 1238579

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2004

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

We had a total of 1,800,000 shares of common stock issued and outstanding at March 31, 2004. Our common stock is listed for trading on the pink sheets under the trading symbol "BLSE".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     BLISS ESSENTIALS CORP.
                         Balance Sheets
                            As at
                                        March 31      December 31
                                          2004           2003
                                        (U.S.$)        (U.S. $)
ASSETS
------
Current Assets
  Cash                                  $ 24,386      $  27,330

LIABILITIES
-----------
Current Liabilities
  Accounts payable                         1,480          2,557
  Due to related party (note 4)              169            159
                                        --------      ---------
                                           1,649          2,716
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 3)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 1,800,000 common shares         45,000         45,000

  Deficit accumulated during the
  development stage                      (22,263)       (20,386)
                                        --------      ---------
                                          22,737         24,614
                                        --------      ---------
  Total Liabilities and
  Stockholders'Equity                   $ 24,386      $  27,330
  Continuance of Operations (Note 1)    ========      =========



                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit

                                    Three Months      Date of
                                       Ended       Incorporation
                                     March 31      and Inception
                                       2004        March 31,2003
                                      (US $)        to March 31,
                                                    2004 (U.S.$)
                                   -------------  ---------------
Revenue
-------
  Sales                           $      1,014    $           -
                                  ------------    -------------
Expenses
--------
  Bank charges                    $         75    $           -
  Dues and fees                          1,306                -
  Office                                   296                -
  Professional fees                      1,150            1,350
  Supplies                                  55                -
                                  ------------    -------------
Net (loss) for the period               (2,882)          (1,350)

Deficit - beginning of period          (20,331)               -
                                  ------------    -------------
Deficit - end of period                (22,199)          (1,350)

Weighted average number
of shares outstanding                1,800,000        1,000,000
                                  ============    =============

Loss per share                           (0.00)           (0.00)
                                  ============    =============

Comprehensive Income
------------------------
Net loss for period                     (1,868)          (1,350)
Other comprehensive income (loss)           (9)               -
                                  ------------    -------------
Comprehensive loss for period           (1,877)          (1,350)

Comprehensive Deficit -beginning
  of period                            (20,386)               -
                                  ------------    -------------
Comprehensive Deficit -
end of period                          (22,263)          (1,350)
                                  ============    =============


                  BLISS ESSENTIALS CORP.
                 Statement of Cash Flows

                                   Three Months      Date of
                                       Ended       Incorporation
                                      March 31     and Inception
                                       2004        March 31,2003
                                      (US $)        to March 31,
                                                   2004 (U.S. $)
                                   -------------  ---------------
Cash Provided By
 (Used For):
Operating Activities:
  Net loss for the period          $    (1,868)    $   (1,350)

  Adjustment to reconcile
  net loss to cash provided
  by operations:
  - increase (decrease)
    in accounts payable                 (1,077)	        1,350
  -other comprehensive income               (9)             -

Net changes in non-cash
working capital
components:
- due to related parties                    10              -
                                    -----------    ----------
                                        (2,944)             -
                                    -----------    ----------

Financial Activities:
  Proceeds from the issue
  of share capital                           -          5,000
                                    -----------    ----------
Net cash provided during
the period                              (2,944)         5,000

Cash - beginning of period              27,330              -
                                    -----------    ----------
Cash - end of period                $   24,386     $    5,000
                                    ===========    ==========


                   BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity

                                              Accumu-
                                              lated
                                              Other     Total
                           Additional Accumu- Compre-   Stock-
                   Common   Paid-in   lated   hensived  Holders'
                   Stock    Capital   Deficit Loss      Equity
                 -----------------------------------------------
                            (U.S.$)  (U.S.$) (U.S.$)   (U.S.$)

Balance,
December 31,
2003             1,800,000 $43,200  $(20,331) $   (55) $ 24,614

Net loss from
January 1, 2004
to March 31,
2004                 -        0       (1,868)      (9)   (1,877)
                 -----------------------------------------------
Balance,
March 31,
2004             1,800,000 $43,200  $(22,199) $   (64) $ 22,737
                 ===============================================


                   BLISS ESSENTIALS CORP.
              Notes to the Financial Statements
   For the date of incorporation on March 31, 2003 and the three months ended March 31, 2004

1.   BUSINESS OF THE CORPORATION AND GOING CONCERN

The Company was incorporated as Bliss Essentials Corp. in the State of Nevada, United States of America on March 31, 2003 under the Nevada Revised Statutes, Chapter 78, Private Companies.
The Company's office is located in Burnaby, B.C. and the Company is involved in selling soap. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.
The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted
Accounting Principles.

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Loss Per Share
--------------
Basic loss per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

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

Fiscal Year End
---------------
The Company's fiscal year end is December 31.

Revenue Recognition
-------------------
The Company records revenue when right and title of the assets have been tranferred to the buyer.

3.   SHARE CAPITAL

Authorized
----------
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued:

                                                      Amount
                                     No. of Shares    U.S.$
                                     -------------------------
Balance, December 31, 2003 and
March 31, 2004                         1,800,000     $45,000
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

At March 31, 2004, a director was owed $169 for expenses incurred on behalf of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
No comparisons are made between reporting periods herein, as we were only incorporated on March 31, 2003 and had not yet conducted any operations at the March 31, 2003 quarter end.

For the three months ended March 31, 2004, we had revenues of $1,014 and incurred operating expenses of $2,882. These expenses consisted of general operating expenses and accounting and professional fees incurred in connection with the day-to-day operation of our business.

There was no cash provided by financing activities for the three months ended March 31, 2004.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $24,386 at March 31, 2004 to satisfy our cash requirements for at least the next nine months without having to raise additional funds or seek bank loans, while we continue to expand our business and generate revenues.

Our stockholders' equity as of March 31, 2004, was $22,737.

Plan of Operation
-----------------
During the next twelve months, we intend to continue our business operations, concentrating on marketing to attract customers and generate revenues.

During the next nine months, we intend to spend approximately $2,000 in additional research and development on our product line and website. Some of our research will include experimenting with different recipes, using different types of natural oils and essential oils for fragrance, as well as different nutrients to provide texture and other skin care properties. We also intend to research the feasibility and possibility of adding additional products, such as shampoo bars, bath bombs, bath salts, shower gels, lip balms, moisturizers, hand and body creams, skin conditioners and/or fragrances. To date, however, we are only producing soap bars and have not yet entered into any other research or experimentation. We also intend to continually research the Internet for additional information about our soap ingredients and offerings to post on our website that will enhance our customers visits.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next nine months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Plan of Operation
-----------------
We intend to continue to increase our inventory by testing and developing new soap products to market. We expect to incur expenses for soap ingredients, including aromatherapy-grade essential oils, coconut, olive and palm oils, herbs, grains, milk and honey, and on packaging supplies. We estimate we will need to complete production of approximately 500 bars of soap to complete our initial inventory and begin our concentrated marketing campaign to achieve maximum revenues. We have several soaps and soap products currently in production and have sold a total of $1,014 in product to date.

As soon as our initial inventory is completed, we intend to implement a direct sales campaign by contacting small gift shops, health food stores and independently owned health spas and beauty salons in the Burnaby and Vancouver, B.C. areas of Canada. We are currently preparing our contact lists and have begun making some calls; however, until we have enough inventory on hand to fill orders, we cannot proceed with our full=scale marketing campaign. Since it takes approximately 4-6 weeks to cure a batch of soap and we are currently producing our products in the home of one of our officers directors, we don't expect to reach full inventory capacity until later this year.

We also intend to attend as many local trade, craft and home living shows as we can in the Burnaby and Vancouver, B.C. areas throughout 2004 to exhibit our products to both customers and possible vendors who may want to carry our products for resale to their customers.

We are continuing to expand our website content in order to build and host an online store where our products can be purchased and shipped directoy to our customers. Our website is currently fully operational; however, we are continuing to add content and improve the site's visual appeal.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income, revenues or income from operations.

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001238579 on
June 10, 2003, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                Bliss Essentials Corp., Registrant

Date:  May 10, 2004             By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  May 10, 2004             By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director


Date:  May 10, 2004             By:/s/ Kathleen Rufh, Vice President
                                and Director