Form 10QSB
period 2004-06-30
BLISS ESSENTIALS CORP
filed 2004-08-12
CIK 1238579

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2004

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

We had a total of 1,800,000 shares of common stock issued and outstanding at June 30, 2004 Our common stock is listed on the pink sheets under the trading symbol "BLSE".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     BLISS ESSENTIALS CORP.
                         Balance Sheets
                            As at
                                        June 30      December 31
                                          2004           2003
                                        (U.S.$)        (U.S. $)
ASSETS
------
Current Assets
  Cash                                  $ 22,166      $  27,330

LIABILITIES
-----------
Current Liabilities
  Accounts payable                           600          2,557
  Due to related party (note 4)              166            159
                                        --------      ---------
                                             766          2,716
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 3)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 1,800,000 common shares         45,000         45,000

  Deficit accumulated during the
  development stage                      (23,600)       (20,386)
                                        --------      ---------
                                          21,400         24,614
                                        --------      ---------
  Total Liabilities and
  Stockholders'Equity                   $ 22,166      $  27,330
  Continuance of Operations (Note 1)    ========      =========



                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit

                            Six Months                        Date of
                               Ended                        Incorporation
                              June 30      Three Months     and Inception
                               2004            Ended        March 31,2003
                              (US $)          June 30        to June 30,
                                           2004     2003    2004 (U.S.$)
                           -----------  ------------------  -------------
Revenue
-------
  Sales                    $    1,014   $      -  $       -  $         -
                           ----------   --------  ---------  -----------
Expenses
--------
  Bank charges             $      133         58        207          207
  Dues and fees                 1,556        250      5,732        5,732
  Office                          652        356        555          555
  Professional fees             1,650        500      1,250        2,600
  Supplies                         55          -        771          771
                           ----------   --------  ---------  -----------
                                4,046      1,164      8,515        9,865
                           ----------   --------  ---------  -----------
Net(loss)for the period        (3,032)    (1,164)    (8,515)      (9,865)
Deficit- beginning of
period                        (20,331)   (22,199)    (1,350)           -
                           ----------   --------  ---------  -----------
Deficit-end of period         (23,363)   (23,363)    (9,865)      (9,865)
                           ----------   --------  ---------  -----------
Weighted average number
of shares outstanding       1,800,000  1,800,000  1,000,000    1,313,333
                           ==========  =========  =========  ===========

Loss per share                 (0.00)     (0.00)      (0.00)      (0.00)
                           ==========  =========  =========  ===========
Comprehensive Income
------------------------
Net loss for period           (3,032)    (1,164)     (8,515)     (9,865)
Other comprehensive
 income (loss)                  (182)      (173)          -         (31)
                           ----------   --------  ---------  -----------
Comprehensive loss for
period                        (3,214)    (1,337)     (8,515)     (9,834)

Comprehensive Deficit-
beginning of period          (20,386)   (22,263)     (1,350)          -
                           ----------   --------  ---------  -----------
Comprehensive Deficit -
end of period                (23,600)   (23,600)     (9,834)     (9,834)
                           ==========  =========  =========  ===========


                        BLISS ESSENTIALS CORP.
                       Statement of Cash Flows

                                     Six Months      Date of
                                       Ended       Incorporation     Three Months
                                      June 30     and Inception         Ended
                                       2004        March 31,2003       June 30
                                      (US $)        to June 30,     2004     2003
                                                   2004 (U.S. $)        (US $)
                                   -------------  ---------------  ----------------
Cash Provided By
 (Used For):
Operating Activities:
  Net loss for the period          $    (3,032)    $   (9,865)    $(1,164) $(8,515)

  Adjustment to reconcile
  net loss to cash provided
  by operations:
  - increase (decrease)
    in accounts payable                 (1,957)	        1,225       (880)    (125)
  -other comprehensive income             (182)          (31)       (173)     (31)

Net changes in non-cash
working capital
components:
- due to related parties                     7           159            3      159
                                   -----------    -----------     -------  -------
                                        (5,164)       (8,450)      (2,220)  (8,450)
                                    -----------    ----------     -------  -------

Financial Activities:
  Proceeds from the issue
  of share capital                           -         45,000           -   40,000
                                    -----------    ----------     -------   -------
Net cash provided during
the period                              (5,164)        36,550      (2,220)  31,550

Cash - beginning of period              27,330              -      24,386    5,000
                                    -----------    ----------     -------   ------
Cash - end of period                $   22,166     $   36,550    $ 22,166  $36,550
                                    ===========    ==========    ========  =======


                   BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity

                                              Accumu-
                                              lated
                                              Other     Total
                           Additional Accumu- Compre-   Stock-
                   Common   Paid-in   lated   hensived  Holders'
                   Stock    Capital   Deficit Loss      Equity
                 -----------------------------------------------
                            (U.S.$)  (U.S.$) (U.S.$)   (U.S.$)

Balance,
December 31,
2003             1,800,000 $43,200  $(20,331) $   (55) $ 24,614

Net loss from
January 1, 2004
to June 30,
2004                 -        -       (3,032)    (182)   (3,214)
                 -----------------------------------------------
Balance,
September 30,
2003             1,800,000 $43,200  $(23,363) $  (237) $ 21,400
                 ===============================================


                   BLISS ESSENTIALS CORP.
              Notes to the Financial Statements
   For the date of incorporation on March 31, 2003 and the three months ended June 30, 2004

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

Issued:

                                                      Amount
                                     No. of Shares    U.S.$
                                     -------------------------
Balance, December 31, 2003 and
June 30, 2004                         1,800,000     $45,000
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

At June 30, 2004, a director was owed $169 for expenses incurred on behalf of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and six months ended June 30, 2004 and 2003, we had revenues of $1,014 and zero, respectively. We incurred operating expenses of 1,164 for the three months ended June 30, 2004, as compared to $8,505 for the three months ended June 30, 2003. These expenses consisted of general operating expenses and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our period reports. Our net loss for the three and six month periods ended June 30, 2004 and 2003 was $1,164 and $3,032, respectively, as compared to a net loss of $8,515 for the three month period ended June 30, 2003.

There was no cash provided by financing activities for the three months ended June 30, 2004.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $22,166 at June 30, 2004 to satisfy our cash requirements for at least the next nine months without having to raise additional funds or seek bank loans, while we continue to expand our business and generate revenues.

Our stockholders' equity as of June 30, 2004, was $21,400.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001238579 on
June 10, 2003, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                Bliss Essentials Corp., Registrant
                                ----------------------------------
Date:  August 6, 2004           By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  August 6, 2004           By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO and Director


Date:  August 6, 2004           By:/s/ Kathleen Rufh, Vice President
                                and Director