Form 10QSB/A
period 2004-09-30
BLISS ESSENTIALS CORP
filed 2005-01-18
CIK 1238579

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

We had a total of 1,800,000 shares of common stock issued and outstanding at September 30, 2004 Our common stock is listed on the pink sheets under the trading symbol "BLSE".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     BLISS ESSENTIALS CORP.
                         Balance Sheets
                            As at
                                      September 30   December 31
                                         2004           2003
                                        (U.S.$)        (U.S.$)
ASSETS
------
Current Assets
  Cash                                  $ 20,753      $  27,330
                                        ========      =========
LIABILITIES
-----------
Current Liabilities
  Accounts payable                           610          2,557
  Due to related party (note 4)              166            159
                                        --------      ---------
                                             776          2,716
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 3)
  Authorized: 100,000,000 common shares,
  par value $0.001 per share
  Issued: 1,800,000 common shares         45,000         45,000

  Deficit accumulated during the
  development stage                      (25,023)       (20,386)
                                        --------      ---------
                                          19,977         24,614
                                        --------      ---------
  Total Liabilities and
  Stockholders'Equity                   $ 20,753      $  27,330
  Continuance of Operations (Note 1)    ========      =========



                   BLISS ESSENTIALS CORP.
             Statement of Operations and Deficit

                            Nine Months                       Date of
                               Ended                        Incorporation
                           September 30     Three Months    and Inception
                               2004           Ended         March 31,2003
                              (US $)       September 30    to September 30,
                                           2004     2003     2004 (U.S.$)
                           -----------  ------------------  -------------
Revenue
-------
  Sales                    $    1,014   $      -  $       -  $         -
                           ----------   --------  ---------  -----------
Expenses
--------
  Bank charges             $      191         58         76          283
  Dues and fees                 2,026        470      3,980        9,712
  Office                        1,211        559      1,501        2,056
  Professional fees             2,150        500        500        3,100
  Supplies                         55          -        170          941
                           ----------   --------  ---------  -----------
                               (5,633)    (1,587)    (6,227)     (16,092)
                           ----------   --------  ---------  -----------
Net(loss)for the period        (4,619)    (1,587)    (6,227)     (16,092)
Deficit- beginning of
period                        (20,331)   (23,363)    (9,865)           -
                           ----------   --------  ---------  -----------
Deficit-end of period         (24,950)   (24,950)   (16,092)     (16,092)
                           ----------   --------  ---------  -----------
Weighted average number
of shares outstanding       1,800,000  1,800,000  1,800,000    1,563,736
                           ==========  =========  =========  ===========

Loss per share                 (0.00)     (0.00)      (0.00)      (0.01)
                           ==========  =========  =========  ===========
Comprehensive Income
------------------------
Net loss for period           (4,619)    (1,587)    (6,227)     (16,092)
Other comprehensive
 income (loss)                   (18)      (164)      (299)        (268)
                           ----------   --------  ---------  -----------
Comprehensive loss for
period                        (4,637)    (1,423)    (6,526)    (16,360)

Comprehensive Deficit-
beginning of period          (20,386)   (23,600)    (9,834)          -
                           ----------   --------  ---------  -----------
Comprehensive Deficit -
end of period                (25,023)   (25,023)   (16,360)    (16,360)
                           ==========  =========  =========  ===========


                        BLISS ESSENTIALS CORP.
                       Statement of Cash Flows

                                       Six Months      Date of
                                         Ended      Incorporation     Three Months
                                      September 30  and Inception         Ended
                                         2004       March 31,2003     September 30
                                         (US $)    to September 30,  2004       2003
                                                   2004 (U.S. $)        (US $)
                                   -------------  ---------------   ----------------
Cash Provided By
 (Used For):
Operating Activities:
  Net loss for the period          $    (4,619)   $    (16,092)    $(1,587) $(6,227)

  Adjustment to reconcile
  net loss to cash provided
  by operations:
  - increase (decrease)
    in accounts payable                 (1,947)	        5,349           10    4,124
  -other comprehensive income              (18)          (268)         164     (299)

Net changes in non-cash
working capital
components:
- due to related parties                      7           159            -        -
                                    -----------    -----------     -------  -------
                                         (6,577)      (10,852)      (1,413)  (2,402)
                                    -----------    ----------      -------  -------

Financial Activities:
  Proceeds from the issue
  of share capital                           -         45,000           -         -
                                    -----------    ----------     -------   -------
Net cash provided during
the period                               (6,577)       34,148      (1,413)   (2,402)

Cash - beginning of period               27,330             -      22,166    36,550
                                    -----------    ----------     -------    ------
Cash - end of period                $   20,753     $   34,148    $ 20,753   $34,148
                                    ===========    ==========    ========   =======


                   BLISS ESSENTIALS CORP.
               Statement of Stockholders' Equity

                                              Accumu-
                                              lated
                                              Other     Total
                           Additional Accumu- Compre-   Stock-
                   Common   Paid-in   lated   hensived  Holders'
                   Stock    Capital   Deficit Loss      Equity
                 -----------------------------------------------
                            (U.S.$)  (U.S.$) (U.S.$)   (U.S.$)

Balance,
December 31,
2003             1,800,000 $43,200  $(20,331) $   (55) $ 24,614

Net loss from
January 1, 2004
to September 30,
2004                 -        -        4,619)     (18)   (4,637)
                 -----------------------------------------------
Balance,
September 30,
2003             1,800,000 $43,200  $(24,950) $   (73) $ 19,977
                 ===============================================


                       BLISS ESSENTIALS CORP.
                Notes to the Financial Statements
   For the date of incorporation on March 31, 2003 to September 30, 2004 and the three months ended September 30, 2004 and 2003

1.   BUSINESS OF THE CORPORATION AND GOING CONCERN

The Company was incorporated as Bliss Essentials Corp. in the State of Nevada, United States of America on March 31, 2003 under the Nevada Revised Statutes, Chapter 78, Private Companies.

The Company's office is located in Burnaby, B.C. and the Company is involved in selling soap. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.
The Company currently does not have net income. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities and to develop profitable operations.

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

Issued:

                                                      Amount
                                     No. of Shares    U.S.$
                                     -------------------------
Balance, December 31, 2003 and
September 30, 2004                     1,800,000     $45,000
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

At September 30, 2004, a director was owed $166 for expenses incurred on behalf of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and nine months ended September 30, 2004 and 2003, we revenues of 1,014 and zero, respectively. We incurred operating expenses of $1,587 for the three months ended September 30, 2004, as compared to $6,227 for the three months ended September 30, 2003. These expenses consisted of general operating expenses and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three and nine month periods ended September 30, 2004 was $1,587 and $4,619, respectively, as compared to a net loss of $6,227 for the three month period ended September 30, 2003. We have incurred a total net loss of $16,092 from the date of incorporation on March 31, 2003 to September 30, 2004.

There was no cash provided by financing activities for the three months ended September 30, 2004.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $20,753 at September
30, 2004 to satisfy our cash requirements for at least the next six months without having to raise additional funds or seek bank loans, while we continue to expand our business and generate revenues.

Our stockholders' equity as of September 30, 2004, was $19,977.

During the next six months, we intend to spend approximately
$2,000 in additional research and development on our product line and website. Some of our research will include experimenting with different recipes, using different types of natural oils and essential oils for fragrance, as well as different nutrients to provide texture and other skin care properties. We also intend to research the feasibility and possibility of adding additional products, such as shampoo bars, bath bombs, bath salts, shower gels, lip balms, moisturizers, hand and body creams, skin conditioners and/or fragrances. To date, however, we are only producing soap bars and have not yet entered into any other research or experimentation. We also intend to continually research the Internet for additional information about our soap ingredients and offerings to post on our website that will enhance our customers visits.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Plan of Operation
-----------------
We intend to continue to increase our inventory by testing and developing new soap products to market. We expect to incur expenses for soap ingredients, including aromatherapy-grade essential oils, coconut, olive and palm oils, herbs, grains, milk and honey, and on packaging supplies. We have completed about half of our production of approximately 500 bars of soap to date for our initial inventory and expect to begin our concentrated marketing campaign to achieve maximum revenues in the next 30-60 days. We have several soaps and soap productscurrently in production and have sold a total of $1,014 in product to date.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001238579 on
June 10, 2003, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                Bliss Essentials Corp., Registrant
                                ----------------------------------
Date:  November 12, 2004        By:/s/ Thomas Gelfand, President,
                                CEO and Director


Date:  November 12, 2004        By:/s/ Howard Gelfand, Secretary,
                                Treasurer, CFO, Principal Accounting
                                Officer and Director


Date:  November 12, 2004        By:/s/ Kathleen Rufh, Vice President
                                and Director