Form 10QSB/A
period 2004-09-30
BLISS ESSENTIALS CORP
filed 2005-03-09
CIK 1238579

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

                Commission File Number: 0-32885

                    BLISS ESSENTIALS CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

            Nevada                                 91-2190195
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


   5050 Kingsway, 2nd Floor
 Burnaby, B.C., Canada V5H 4H2                     (604) 639-8116
--------------------------------          -------------------------------
(Address of principal executive           (Registrant's telephone number,
 offices)                                  including area code)


                                      None
        -----------------------------------------------------------------
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

We had a total of 1,800,000 shares of common stock issued and outstanding at September 30, 2004 Our common stock is listed on the pink sheets under the trading symbol "BLSE".

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001238579 on June 10, 2003, at the SEC website at www.sec.gov:

Exhibit No.    Description
----------     -----------
* 3(i)         Articles of Incorporation
* 3(ii)        Bylaws
  31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas Gelfand, CEO and President
  31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Howard Gelfand, CFO, Treasurer, and Secretary
  32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas Gelfand, CEO and President
  32.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Howard Gelfand, CFO, Treasurer, and Secretary


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 8, 2005


                                    Bliss Essentials Corp., Registrant

                                    /s/ Thomas Gelfand
                                    ----------------------------------
                                    Thomas Gelfand, President, CEO, and Director