Form 10KSB
period 2004-12-31
BLISS ESSENTIALS CORP
filed 2005-04-01
CIK 1238579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission File Number: 0-32885

                             BLISS ESSENTIALS CORP.
           ----------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

            Nevada                               91-2190195
 -------------------------------            ------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization            Identification No.)

      5050 Kingsway, 2nd Floor
         Burnaby, B.C., Canada                       V5H 4H2
---------------------------------------           -------------
(Address of principal executive offices)           (Zip Code)

                                 (604) 649-8116
                        --------------------------------
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had total revenues of $1,348 for the fiscal year ended December 31, 2004. At March 25, 2005, 6,936,000 shares of our common stock were held by non-affiliates. Based on the average market trading price of $1.10 per share, on March 22, 2005, these shares had a market value of approximately $880,000. Issuer had a total of 15,606,000 shares of Common Stock issued and outstanding at March 25, 2005.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK Number 0001238579 on June 10, 2003, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No X

                           FORWARD LOOKING STATEMENTS

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.


                                     PART I

Item 1. Business

General

Bliss Essentials Corp. was incorporated in the State of Nevada on March 31, 2003 to engage in the production and sale of a line of handmade soaps. As a small retailer, we are dedicated to providing the natural product enthusiast with a variety of handmade, natural, herbal soaps, which are featured on our web site located at http://www.blissessentialscorp.com. We have been developing our initial inventory and have only generated total revenues of $1,348 to date.

Product Line

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

We do not plan to use any of the following ingredients in our soaps: alcohol, petroleum products, detergents, artificial ingredients or colorants, synthetic fragrances or preservatives, or animal by-products; we are focused on using all natural ingredients.

The approximate cost of producing an average bar of soap is $.80 to $1.00, depending on which ingredients are used; however, we expect this cost to drop once we start to purchase ingredients in larger quantities. We currently retail our soaps for $3.95 each, which is competitively priced within the industry. The soaps are hand cut into rectangular blocks, which further enhances the handmade and natural feel of the product. The soaps are individually wrapped in a band using recycled or tree-free paper in keeping with the organic spirit of our products. We are currently producing and curing our initial inventory of twelve different soaps and plan to add and reduce products as demand dictates. The following is a list of the soaps that we have produced, are currently producing or plan to produce:

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

We are continuing to experiment with different ingredients in our soaps, varying the main oils, essential oils and nutrients to derive new soaps that we feel the public will want to purchase. As new combinations are developed, new products will be added to our existing product line, while poor selling products will be dropped.

Sources and Availability of Raw Materials

We currently purchase our raw materials and supplies from two primary sources:
Cranberry Lane of Port Coquitlam, British Columbia and Oshun Supply, Inc. of Mission, British Columbia. We do not have any material contracts with these suppliers and are on a cash purchase basis at this time. Once our business is established and our sales and inventory increases, we intend to shop for better prices based on larger lot purchases of raw materials and ingredients used in our soapmaking process. All of the materials and supplies used in our soapmaking process are readily available from many different supppliers and, if and when necessary, we will be able to substitute our current suppliers if certain ingredients or supplies we need are unavailable or if we are able to obtain better prices for the ingredients and/or supplies we use.

Sales and Marketing

We plan to expand the sale of our products to the public not only through our online store at www.blissessentialscorp.com., but at trade shows, craft shows, home living shows, using email marketing campaigns and by direct sales at hosted parties, implementing methods similar to those used by Tupperware and other at-home hosted party sales. We also plan to market our products to small gift shops, health food stores, beauty salons and independently owned health spas and specialty stores, which specialize in organic products either by selling direct or by consigning products to them for resale to their customers. If we sell direct, we will immediately realize income on the sale of our products; however, if we consign our products, we would essentially advance the products to the store or other entity free of charge for them to display and offer for resale to their customers. We would not realize any income from consignments until the products are sold and the store remits monies to us for the consigned products that are sold. We currently estimate that our policy will be to require payment from vendors every 30 days for products left on consignment with them for resale. If we determine that our products are not selling well in certain locations, we will cancel our consignment agreement with that entity, remove all products and seek alternative placement for the consigned items in an effort to continue to grow our sales, brand recognition and revenues.

We have designed an attractive website to capture and maintain the interest of visitors. The web site includes photographs and description of the ingredients and process employed in making the products. Payment arrangements can be made using credit cards. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to the best of our ability, the commercial transactions conducted on our web site. The website is currently fully functional and is only awaiting completion of our inventory for sales to commence.

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

Fulfillment and Distribution

We fulfill all customer orders from our home office in Burnaby, B.C., Canada. We will pack the items and then deliver them to UPS, the United States Postal Service or other shipping company for distribution to consumers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently within ten business days from the date of the receipt of the order. We charge customers in advance for the shipping costs associated with the order.

Customer Service

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


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote to the security holders during the three months ended December 31, 2004.


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters

Our Common Stock, par value $.001, is quoted on the OTC Bulletin Board under the symbol BLSE.OB; however, no active trading market in our securities has yet commenced.

As of March 25, 2005 there were approximately 41 holders of record of our Common Stock.

A total of 8,670,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 6,936,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

Since inception in March 2003, we have not paid any cash dividends to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At March 25, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Subsequent to the preparation of our year end audited financial statements included in this Annual Report, on February 24, 2005, we effected an 8.67-for-one stock split of our issued and outstanding shares of common stock, which was recorded on the books of our stock transfer agent and will be reported in subsequent filings. With the exception of the financial statements, the post-split figures are used in this Annual Report.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are entering into a Purchase Agreement with three of our stockholders to dispose of substantially all of our operating assets and liabilities, and a Merger Agreement with Clearant, Inc. to acquire it in exchange for shares of our common stock, both to be effective following the filing and distribution of a definitive information statement to our stockholders. The discussion that follows in this Annual Report relates solely to our existing business.

Results of Operations

For the year ended December 31, 2004, we incurred a net operating loss of $26,726, as compared to a net loss of $20,331 from inception on March 31, 2003 to December 31, 2003. These expenses consisted primarily of legal and accounting fees and expenses ($15,017) in connection with the preparation and filing of our initial offering and registration documents during the fiscal year ended December 31, 2003. General and administrative expenses for the year ended December 31, 2004 were $7.743, as compared to $20,331 for the period from inception on March 31, 2003 to December 31, 2003.

Liquidity and Capital Resources

We expect our current cash in the bank of $20,456 at December 31, 2004 and as of the date of the filing of this registration statement, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently project that we will have our initial inventory ready for sale so we can begin taking orders through our website and generating revenues during the second quarter of 2005. As of the date of this registration statement, we have only generated a total of $1,348 in revenues.

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

Net cash provided by financing activities since inception on March 31, 2003 was $45,000, $40,000 of which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officers and directors.

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

Plan of Operation/Projected Milestones

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

- Increase inventory. We will incur expenses for soap ingredients, including aromatherapy-grade essential oils, coconut, olive and palm oils, herbs, grains, milk and honey, and packaging materials, including handmade paper, cellophane and raffia, to increase our inventory of soaps and soap products. We are currently estimating we will need a total of 500 bars of soap in our initial inventory to begin our marketing campaign and to bring out business operations into full production. We plan to achieve this milestone and have enough inventory on hand to implement full production capacity by May 1, 2005. We have several soaps and soap products currently being made; however, proper curing takes approximately 4-6 weeks for each batch.

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

- Continue to improve website content. We intend to continue to build and host an online store at our website, www.blissessentialscorp.com, where our products can be purchased and shipped. Our website is currently fully operational and we expect to be ready to begin taking orders in the second quarter of 2005, at which time we expect to have our initial inventory ready to ship.

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

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.

Following are our audited financial statements for the year ended December 31, 2004.




                             BLISS ESSENTIALS CORP.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)






                               December 31, 2004

                                      and

                                 March 31, 2003
                                       to
                               December 31, 2003

                             D E V I S S E R G R A Y
                              CHARTERED ACCOUNTANTS
                          401 - 905 West Pender Street
                          Vancouver, BC Canada V6C 1L6


                                AUDITORS' REPORT



To the Stockholders of Bliss Essentials Corp.

We have audited the balance sheet of Bliss Essentials Corp. as at December 31, 2003 and 2004 and the statements of stockholders' equity, operations and deficit, and cash flows for the period from March 31, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2004, the results of its operations and changes in cash flows and stockholders' equity for the period from the date of incorporation on March 31, 2003 to December 31, 2003 and the year ended December 31, 2004, in accordance with generally accepted accounting principles in the United States of America.

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

/s/ DeVisser Gray
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
February 14, 2005

                             BLISS ESSENTIALS CORP.
                                  Balance Sheet
                               As at December 31,


                                                      2004               2003
                                                     (U.S.$)            (U.S.$)
                                                     -------            ------

                               A S S E T S
Current Assets
   Cash                                              $20,456            $27,330
                                                     =======            =======

                          L I A B I L I T I E S

Current Liabilities
   Accounts payable                                    2,060              2,557
   Due to related party (note 4)                         165                159
                                                     -------            -------
                                                       2,225              2,716
                                                     -------            -------

                 S T O C K H O L D E R S'   E Q U I T Y

Share Capital (note 3)
   Authorized: 100,000,000 common shares,
   par value $0.001 per share
   Issued: 1,800,000 common shares                    45,000             45,000
   Deficit accumulated during the Development
   Stage                                             (26,769)           (20,386)
                                                     -------            -------
                                                      28,231             24,614
                                                     -------             -------
   Continuance of Operations (note 1)                $20,456             27,330
                                                     =======            =======

Approved by the Director:
/s/ Tom Gelfand

                             BLISS ESSENTIALS CORP.
                       Statement of Operations and Deficit


                                                                      Date of
                                                                   Incorporation
                                                                   and Inception
                                                   Year Ended     March 31, 2003
                                                 December 31,    to December 31,
                                                 2004 (U.S.$)       2003(U.S.$)
                                                 -------------    --------------
Revenues

   Sales                                           $     1,348      $        --
Expenses
   Bank charges                                            246              326
   Dues and fees                                         2,650           10,417
   Office                                                1,642            3,996
   Professional fees                                     3,150            4,600
   Supplies                                                 55              992
                                                   -----------      -----------
                                                         7,743           20,331
                                                   -----------      -----------
 Net (loss) for the period                              (7,743)         (20,331)
 Deficit - beginning of period                         (20,331)              --
                                                   -----------      -----------
 Deficit - end of period                               (26,726)         (20,331)
                                                   ===========      ===========
 Weighted average number of shares
outstanding                                          1,800,000        1,643,066
                                                   ===========      ===========
 Loss per share                                    $     (0.00)     $     (0.01)
                                                   ===========      ===========

Comprehensive Income
   Net loss for period                                  (6,395)         (20,331)
   Other comprehensive income (loss)                        12              (55)
                                                   -----------      -----------
   Comprehensive loss for period                        (6,383)         (20,386)

   Comprehensive Deficit -
   beginning of period                                 (20,386)              --
                                                   -----------      -----------
   Comprehensive Deficit - end of period               (26,769)         (20,386)
                                                   ===========      ===========

                             BLISS ESSENTIALS CORP.
                             Statement of Cash Flows

                                                                      Date of
                                                                   Incorporation
                                                                   and Inception
                                                 Year Ended       March 31, 2003
                                                 December 31,    to December 31,
                                                 2004 (U.S.$)       2003(U.S.$)
                                                 -------------    --------------

Cash Provided By (Used For):

Operating Activities
   Net loss for the period                         $ (6,395)           $(20,331)
   Adjustment to reconcile net loss to cash
   provided by operations:
      - increase (decrease) in accounts payable        (497)              2,557
      - other comprehensive income                       12                 (55)

   Net changes in non-cash working capital components:
      - due to related parties                            6                 159
                                                   --------            --------
                                                      6,874              17,670
                                                   --------            --------
Financing Activity
   Proceeds from the issue of share capital              --              45,000
                                                   --------            --------

Net cash provided during the period                  (6,874)            (27,330)
Cash - beginning of period                           27,330                  --
                                                   --------            --------
Cash - end of period                                 20,456              27,330
                                                   ========            ========

                             BLISS ESSENTIALS CORP.
                        Statement of Stockholders' Equity



                                                           Accumu-
                                                            lated
                                                            Other     Total
                               Additional    Accumu-       Compre-    Stock-
                   Common        Paid-in      lated       hensived    Holders'
                   Stock         Capital     Deficit        Loss      Equity
                   ------      ----------    -------      --------    --------
                                 (U.S.$)     (U.S.$)       (U.S.$)    (U.S.$)

Shares issued       1,800,000    $43,200    $     --     $     --    $ 45,000

Net loss from
April 1, 2003 to
December 31, 2004                            (20,331)         (55)    (20,386)
                    ---------    -------    --------     --------    --------
Balance,
December 31,
2003                1,800,000    $43,200     (20,331)    $    (55)   $ 24,614

Net loss for
                                   year ended
December 31,
2004                                          (6,874)          12      (6,383)
                    ---------    -------    --------     --------    --------
Balance,
December 31,
2004                1,800,000    $43,200     (26,726)         (43)   $ 18,231
                    =========    =======    ========    =========    ========

                             BLISS ESSENTIALS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
             For the period from March 31, 2003 to December 31, 2004

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

Fiscal Year End

The Company's fiscal year end is December 31.

3. SHARE CAPITAL

Authorized

The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued

Price per share         U.S.$      Number of shares   Amount(U.S.$)
-------------------------------------------------------------------
Private placement       0.005         1,000,000        $  5,000
Private placement       0.05            800,000          40,000
                                   --------------------------------
Balance,
December 31, 2004                     1,800,000          45,000
                                   ================================

4. RELATED PARTY TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are measured at fair market value. The year end balance referred to below is non-interest bearing, unsecured, payable on demand, except where otherwise noted, and has arisen from the provision of the services described.

At December 31, 2004, a director was owed $165 for expenses incurred on behalf of the Company.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures. DeVisser and Gray have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures

Accounting Policies

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

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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

Name                              Age     Position(s)
----                              ---     -----------
Thomas Gelfand (1)                72      President, CEO and Director
410 Greensboro Place
Vancouver, BC, Canada V5X 4M4

Howard Gelfand (1)                41      Secretary, Treasurer, CFO,
4930 Horstman Lane                        Principal Accounting Officer
Whistler, BC, Canada V0N 1B4              and Director

Kathleen Rufh                     41      Vice-President and Director
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

To the best of our knowledge, during the year ended December 31, 2004, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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

--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                   Annual Compensation            Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
--------------------------------------------------------------------------------
Thomas Gelfand    2004  None    None   None      None      None
President, CEO
and Director

Howard Gelfand,   2004  None    None   None      None      None
Secretary, CFO,
Treasurer and
Director

                  Kathleen Rufh 2004 None None None None None
                                 Vice President
          and Director ----------------------------------------------


Employment Agreements

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

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 15,606,000 shares of our Common Stock issued and outstanding.

Name and Address               Amount and Nature of
 of Beneficial                     Beneficial             Percent of
   Owner (1)                      Ownership (2)             Class
----------------              ---------------------       ----------
Thomas Gelfand(3)                  3,468,000                  22%
410 Greensboro Place
Vancouver, BC, Canada V5X 4M4

Howard Gelfand(3)                  3,468,000                  22%
4930 Horstman Lane
Whistler, BC, Canada V0N 1B4

Kathleen Rufh                      1,734,000                  11%
13852 - 79 Avenue
Surrey, BC, Canada V3W 2Y9
---------------------------
All Officers and
Directors as a Group (3)           8,670,000                  56%


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

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001238579 on June 10, 2003, on the SEC website at www.sec.gov:

Exhibit No.    Description
----------     -----------
* 3(i)         Articles of Incorporation
* 3(ii)        Bylaws
  3(ii)(a)     Amendment to the Bylaws
  31.1         Sec. 302 Certification President/CEO
  31.2         Sec. 302 Certification of Principal Accounting Officer/CFO
  32.1         Sec. 906 Certification of President/CEO and Principal Accounting
               Officer/CFO

Item 14. Principal Accountant Fees and Services

      For the years ended December 31, 2003 and 2004, DeVisser Gray Chartered Accountants audited the Company's financial statements and reviewed the unaudited quarterly financial statements included in the Company's quarterly reports on Form 10-QSB. The fees billed were as follows: 2003 2004

                                2003                        2004
                                ----                        ----
Audit Fees                     $600.00                   $1,000.00
Audit Related Fees                  --                          --
Tax Fees                            --                          --
All Other Fees(1)            $1,000.00                   $1,500.00

Total                        $1,600.00                   $2,500.00
                             ---------                   ---------


------------------

(1) Quarterly review fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bliss Essentials Corp., Registrant

                                By: /s/ Thomas Gelfand
                                    ------------------------------
                                Thomas Gelfand
                                CEO and President




                                By: /s/ Howard Gelfand
                                    ------------------------------
                                    Howard Gelfand
                                    Secretary, Treasurer, and CFO

                                Date:  April 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                           Date
/s/ Thomas Gelfand              CEO, President, and Director                    April 1, 2005
-------------------
Thomas Gelfand



/s/ Howard Gelfand              Secretary, Treasurer, CFO, and Director         April 1, 2005
-------------------
Howard Gelfand



/s/ Kathleen Rufh               Vice-President and Director                     April 1, 2005
------------------
Kathleen Rufh
