Form 10-Q
period 2005-06-30
CLEARANT INC
filed 2005-08-09
CIK 1238579

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
Commission File Number 000-50309

Clearant, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	91-2190195 (I.R.S. Employer Identification Number)
11111 Santa Monica Boulevard, Suite 650, Los Angeles, California 90025
(Address of principal executive offices, including zip code)
(310) 479-4570
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2005, there were 35,915,329 shares of registrant’s common stock, $0.0001 par value, outstanding.

CLEARANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,999	$177
Accounts receivable	128	127
Prepaids and other assets	691	502

Total current assets	5,818	806

Property and equipment, net	478	595
Identifiable intangibles, net	1,458	1,453
Restricted cash — noncurrent	192	161
Other assets	52	63

Total assets	$7,998	$3,078

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,512	$1,847
Accrued liabilities	1,646	3,061
Deferred revenue	89	178
Bridge loans, net	97	4,997

Total current liabilities	3,344	10,083

Deferred revenue — noncurrent	76	91
Other liabilities	41	70

Total liabilities	3,461	10,244

Commitments and Contingencies

Series A Redeemable Preferred stock:
Series A redeemable convertible preferred stock (-0- shares authorized; -0- and 6,454 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	—	17,829

Stockholders’ equity (deficit):
Series B preferred stock (-0- shares authorized; -0- and 6,630 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	—	16,386
Series C junior preferred stock (-0- shares authorized; -0- and 37 shares issued and outstanding at June 30, 2005 and December 31, 2005, respectively)	—	86
Common stock ($0.0001 par value; 200,000 shares authorized; 35,915 and 7,365 issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	4	1
Additional paid-in capital	70,993	17,398
Accumulated deficit	(66,408)	(58,820)
Other comprehensive loss	(52)	(46)

Total stockholders’ equity (deficit)	4,537	(24,995)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$7,998	$3,078

See accompanying notes to condensed consolidated financial statements.

CLEARANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Licensing	$48	$30	$92	$48
Contract research and milestones	108	—	151	250
Grants	35	80	55	122

Total revenues	191	110	298	420
Cost of sales	5	8	9	16

Net revenues	186	102	289	404

Operating expenses:
Sales and marketing	525	1,259	1,308	2,252
Research and development	508	1,312	1,262	2,714
General and administrative	1,028	1,317	2,237	2,143
Stock-based compensation	452	38	452	66

Total operating expenses	2,513	3,926	5,259	7,175

Loss from operations	(2,327)	(3,824)	(4,970)	(6,771)

Other income (expense):
Interest (expense) income, net	—	(80)	(1,786)	(76)
Gain on extinguishment of debt	—	—	1,290	—
Gain on settlement of debt for stock	—	—	39	—

Net loss	(2,327)	(3,904)	(5,427)	(6,847)

Add: Preferred stock dividend and financing costs	—	(401)	(2,161)	(802)

Net loss attributable to common stock	$(2,327)	$(4,305)	$(7,588)	$(7,649)

Net loss per share:
Basic and diluted	$(0.06)	$(0.58)	$(0.35)	$(1.04)

Number of shares used in per share calculation:
Basic and diluted	35,860	7,365	21,850	7,365
See accompanying notes to condensed consolidated financial statements.

CLEARANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Series B Preferred		Series C Preferred		Common Stock,		Additional		Other
	Stock		Stock		$0.0001 par value		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Totals
Balance, December 31, 2004	6,630	$16,386	37	$86	7,372	$1	$17,398	$(58,820)	$(46)	$(24,995)

Issuance of warrants to January 2005 Bridge Holders							93			93
Settlement of debt for common stock					31		64			64

Exchange of warrants for common stock					77		158			158
Beneficial return to preferred shareholders from allocation of shares from common to preferred stockholders							2,100			2,100

Conversion of preferred stock into common stock	(6,630)	(16,386)	(37)	(86)	11,542	1	30,566			14,095
Exchange of bridge loan warrants							(1,349)			(1,349)
Conversion of Series A Preferred dividend					2,141		3,794			3,794
Conversion of Series C Preferred dividend					3		5			5

Conversion of 2004 bridge loans into common stock					3,834	1	6,724			6,725
Bliss Essential, Corp. shares issued in connection with the merger transaction					7,136	1	16			17
Issuance of common stock in conjunction with Private Placement					2,910		8,413			8,413
Conversion of Publico Bridge Loans into common stock					783		2,373			2,373
Exercise of common stock options					28		17			17
Issuance of common stock to consultants for services					58		235			235
Compensation expenses incurred in connection with issuance of options and warrants to non-employees							386			386

Comprehensive loss:

Net Loss								(5,427)		(5,427)

Other comprehensive loss									(6)	(6)

Total Comprehensive loss								(5,427)	(6)	(5,433)
Preferred stock dividend and financing costs								(2,161)		(2,161)

Balance at June 30, 2005 (unaudited)					35,915	$4	$70,993	$(66,408)	$(52)	$4,537
See accompanying notes to condensed consolidated financial statements.

CLEARANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating activities
Net loss	$(2,327)	$(3,904)	$(5,427)	$(6,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	105	247	197
Stock-based compensation	452	38	452	66
Non-cash interest expense associated with convertible debt financings (Note 6)	—	82	1,786	82
Gain on extinguishment of debt	—	—	(1,290)
Gain on settlement of debt for stock	—	—	(39)	—
Warrant exchange for common stock	—	—	158	—
Changes in operating assets and liabilities:
Receivables and prepaids	(77)	119	21	18
Accounts payable	(360)	354	(334)	879
Accrued liabilities	(796)	100	(1,384)	(175)
Deferred revenue	(83)	124	(104)	123
Other assets and liabilities	(111)	(25)	(57)	12

Net cash used in operating activities	(3,221)	(3,007)	(5,971)	(5,645)

Investing activities
Cost of identified intangibles	(50)	(98)	(101)	(328)
Capital expenditures	(35)	(38)	(35)	(55)
Cash received in 2005 merger activities	—	—	17	—
Proceeds from disposals of marketable securities:	—	747	—	3,088

Net cash provided by (used in) investing activities	(85)	611	(119)	2,705

Financing activities
Issuance of common stock, net of costs	—	—	8,455	—
Issuance of convertible notes payable, net of costs	—	2,580	2,811	2,580
Exercise of common stock options	17	—	19	—
Principal payments on bridge loans	(366)	—	(366)	—
Principal payments on capital lease obligations	—	(5)	(1)	(13)

Net cash provided by (used in) financing activities	(349)	2,575	10,918	2,567

Effect of translation adjustments on cash and cash equivalents	1	(5)	(6)	(2)

Change in cash and cash equivalents	(3,654)	174	4,822	(375)

Cash and cash equivalents, beginning of period	8,653	625	177	1,174

Cash and cash equivalents, end of period	$4,999	$799	$4,999	$799

See accompanying notes to condensed consolidated financial statements.

CLEARANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
In June 2005, the registrant, Clearant, Inc., formerly known as Bliss Essentials Corp., (the Company) changed its state of incorporation from Nevada to Delaware. In conjunction with the reincorporation, Clearant now has authorized common stock consisting of 200 million shares, $0.0001 par value, of which 35,915,329 shares are issued and outstanding and 50 million shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. Additional information pertaining to the Company’s reincorporation in Delaware can be found on Form 14A filed with the Securities and Exchange Commission on June 16, 2005. The carrying value of the 2004 common stock has been historically revalued in accordance with the reincorporation.
The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2004 and 2003 and notes thereto in the Company’s amended Current Report on Form 8K/A dated March 31, 2005, filed with the Securities and Exchange Commission filed as of May 16, 2005. The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements on Form 8-K/A. All share data has been restated to reflect any reverse stock splits that took place following the periods presented. Certain reclassifications, where needed, were made in prior periods to be consistent with current period presentation. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto.
In March 2005 and as described more fully in Note 5, the Company acquired all of the outstanding common stock of Clearant, Inc., a Delaware corporation, formerly a California corporation (Clearant), through a reverse triangular merger. For accounting purposes, the merger is treated as a recapitalization of Clearant with Clearant deemed the acquirer (i.e., a reverse acquisition). The historical financial statements prior to March 31, 2005 are those of Clearant.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB) Opinion No. 25 ”Accounting for Stock Issued to Employees” (APB 25) and SFAS 123. In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS 123(R) at the beginning of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R), but believes the impact upon adoption will be an increase to compensation expense.
In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets” (SFAS 153) an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for

CLEARANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS (Continued)
nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements or results of operations.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) an amendment to APB Opinion No. 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3) though SFAS 154 carries forward the guidance in APB 20 and SFAS 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.
NOTE 3 — NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss, after deducting dividend requirements from the Series A Preferred Stock, by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options, warrants and convertible preferred stock and accrued preferred stock dividends. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. All convertible preferred stock and accrued dividends would be reflected on an as-if-converted basis. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2005 and 2004, since their effect would have been antidilutive:

	Six Months Ended June 30,
	2005	2004
Convertible preferred stock (and related accrued dividends) and convertible bridge loans	—	14,002,000
Stock Options	1,804,000	4,999,000
Warrants	3,417,000	4,119,000

CLEARANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock	$(2,327)	$(4,305)	$(7,588)	$(7,649)

Denominator:
Weighted average common stock shares outstanding	35,860	7,365	21,850	7,365

Net loss per share, basic and diluted	$(0.06)	$(0.58)	$(0.35)	$(1.04)

NOTE 4 — STOCK OPTIONS AND STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation arrangements in accordance with APB 25, and complies with the disclosure provisions of SFAS 123 and SFAS 148. Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant.
Effective March 31, 2005 and in conjunction with the merger (Note 5), the Company cancelled all stock options previously issued to employees and non-employees with exercise prices greater than $3.50 per share (the 2005 Option Cancellations). As a result of the 2005 Options Cancellations, the Company retained stock options to employees and non-employees at March 31, 2005 of approximately 1.9 million shares (the Existing Options), which are grandfathered under the Company’s 2000 Stock Option Plan, as amended (the 2000 Plan). As of June 30, 2005, there are no future grants available under the 2000 Plan.
On June 30, 2005, the stockholders approved the Clearant, Inc. 2005 Stock Award Plan (the 2005 Plan). There are 5,081,412 shares of common stock authorized for issuance under the Plan. In addition, the Company assumed options to purchase 1,918,588 shares of common stock in connection with the reverse merger consummated on March 31, 2005. Accordingly, an aggregate of 7,000,000 shares of common stock are reserved for issuance upon exercise of options. The terms of the Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock or other property. Employees, officers, directors and consultants are eligible for awards under the plan. However, incentive stock options may only be granted to employees.
SFAS 123 requires disclosure of pro forma net loss based upon the fair value of the options issued to employees and consultants, had the Company elected to account for such options under the provisions of SFAS 123. The Company calculates the fair value of each option granted on the date of the grant using the Black-Scholes option pricing model for employees as prescribed by SFAS 123 and the following assumptions:

Risk-free interest rate	3.0%-5.5%
Expected life in years	5
Dividend yield	0%
Expected volatility	70%-75%

CLEARANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 4 — STOCK OPTIONS AND STOCK-BASED COMPENSATION (Continued)
Had the Company determined compensation expense for its stock options based on the fair value at the grant date under SFAS 123, the Company’s pro forma net loss for the three and six months ended June 30, 2005 and June 30, 2004 would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stock, as reported	$(2,327)	$(4,305)	$(7,588)	$(7,649)

Add: stock-based compensation expense included in reported net loss	—	—	—	—
Deduct: stock-based compensation expense determined under the fair value method for all awards	(34)	(395)	(166)	(1,130)

Net loss attributable to common stock — pro forma	$(2,361)	$(4,700)	$(7,754)	$(8,779)

Net loss per share:

As reported, basic and diluted	$(0.06)	$(0.58)	$(0.35)	$(1.04)

Pro forma, basic and diluted	$(0.07)	$(0.64)	$(0.35)	$(1.19)

Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
On June 30, 2005, the Company issued a warrant to its third-party legal counsel to purchase 100,000 shares of common stock. The warrant is immediately exercisable, but the underlying shares are subject to a lock-up period of six months for half of the shares and twelve months for the remaining half of the shares. The Company valued the warrant using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate — 3.94%, expected life — 10 years, dividend yield — 0% and volatility — 71%. The full value of the warrant, $322, was charged to stock-based compensation expense for the three months ended June 30, 2005, as all services related to the warrant grant had been completed.
On June 30, 2005, the Company granted options to non-employees to purchase 20,000 shares of common stock. The options were fully vested and exercisable upon grant. The Company valued the options using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate — 3.94%, expected life — 10 years, dividend yield — 0% and volatility — 71%. The full value of the options, $64, were charged to stock-based compensation expense for the three months ended June 30, 2005, as all services related to the options had been completed.
NOTE 5 — REVERSE MERGER TRANSACTION
In March 2005, a wholly-owned subsidiary of the Company merged with and into Clearant. The company had approximately $17 in cash and no operations as of the date of the merger. Concurrent with the merger, the Company raised gross proceeds of approximately $11,080 through a private placement of shares of its Common Stock at $3.00 per share, including the conversion of approximately $2,350 of bridge loans in the form of promissory notes. The Company completed the merger and placement effective March 31, 2005. Because the registrant had substantially no other operating assets or liabilities and Clearant was the sole operating business as of the merger date, the merger was accounted for as a reverse acquisition. Accordingly, Clearant’s financial statements now reflect the Company’s financial results and operations on a carry over basis.

CLEARANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 5 — REVERSE MERGER TRANSACTION (Continued)
Details and analysis of the capital transactions and adjustments recorded to the Company’s balance sheet in conjunction with the merger are more fully described in the Company’s March 31, 2005 Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
NOTE 6 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the six months ended June 30, 2005, the Company settled certain debts of approximately $103 in exchange for 31,000 shares of common stock at a price per share of $2.25 (the Settlement Price). In connection with the debt settlement, the Company recorded a one-time gain of $39, which represented the difference between the deemed fair value of the Company’s common stock and the Settlement Price at the settlement date.
During the six months ended June 30, 2005 and prior to the March 31, 2005 reverse merger, Clearant exchanged certain warrants for 77,000 shares of the Company’s common stock. The exchange resulted in a one-time expense of $157, which is included in general and administrative costs in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2005.
During the six months ended June 30, 2005 and immediately prior to the March 31, 2005 reverse merger, Clearant’s common stockholders exchanged 1.5 million shares (pre share split) of common stock to the then-holders of Series A, B and C preferred stock in order to consummate the transaction. The 1.5 million shares were allocated pro-rata amongst the then-preferred holders and valued at $2,100. The share exchange was treated as a beneficial impact of the transaction to preferred shareholders and included in net loss attributable to common stock in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2005.
During the six months ended June 30, 2005, the Company issued 57,979 shares of common stock with a fair value of $235 as compensation for services rendered to the Company. A portion of the fair value, $203, is for services to be rendered over a twelve month contract. Accordingly, $66 is reflected in stock-based compensation in the six months ended June 30, 2005.
Lock-up Period
For a period beginning on March 25, 2005 and ending on March 25, 2006, the existing holders of Clearant’s common stock immediately prior to the merger (Note 5) cannot (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase, make any short sale or otherwise transfer or dispose of or agree to dispose of, directly or indirectly, any common stock of the Corporation or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the common stock in cash or otherwise, whether or not for consideration,, and in each of the four consecutive three-month periods beginning on March 25, 2006 will not transfer, on a non-cumulative basis, more than 25% of the common stock held by any such person as of March 25, 2005. As of March 25, 2007, there shall be no further transfer restrictions except as provided by law.
NOTE 7 — SUBSEQUENT EVENTS
2005 Stock Award Plan
In connection with the 2005 Plan, the Board of Directors approved awarding options for 1,011,665 shares on July 1, 2005, to employees and directors (including a total of 329,000 options granted as replacements for options cancelled in March 2005). All awards were at $4.12, the fair market value at the date of grant based on the closing price of the Company’s common stock on July 1, 2005. In accordance with APB 25, the Company may record stock-based compensation expense related to the replacement options granted to employees.

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
The Merger
     We were incorporated in the state of Nevada on March 31, 2003. On March 31, 2005, we sold substantially all of our operating assets and liabilities to three majority stockholders, and changed our name from Bliss Essentials Corp. to Clearant, Inc. We entered into a reverse triangular merger with Clearant, Inc., which was incorporated in the state of California on April 30, 1999, and reincorporated in Delaware on March 31, 2005, and is now Clearant Licensing, Inc., our wholly-owned subsidiary through whom we conduct our business operations. Because Clearant was the sole operating company at the time of the merger, the transaction was accounted for as a reverse acquisition, with Clearant deemed the acquirer for accounting purposes. On June 30, 2005, we reincorporated from Nevada to Delaware.
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
     The Clearant Process® is designed to be effective against a wider spectrum of pathogens than many competing sterilization technologies, including the inactivation of bacteria, fungi, spores and lipid-enveloped and non-enveloped viruses. We believe the Clearant Process® will enable our customers, who offer a wide variety of biological products, to meet the medical need for safer biological products and to satisfy current and future product safety guidelines. We believe the Clearant Process ® is a cost-effective technology applicable across multiple market segments, with minimal capital requirements to implement.

     The Clearant Process® does not require the use of toxic chemicals. The advantage of gamma irradiation over currently available pathogen reduction technologies is that it is inherently reliable, predictable, non-toxic, penetrating, and scalable for a wide variety of products. Traditional uses of gamma irradiation have been proven to be among the best methods for inactivating pathogens that contaminate medical devices. However, prior to the development of the Clearant Process® , it was not possible to apply gamma radiation on biological products because the necessary high levels of gamma irradiation also damaged the active proteins present in the biological products, compromising its integrity and functionality.
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
     We have signed six licensing agreements with devitalized human tissue banks, and one with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. To date in 2005, one additional licensee launched devitalized human tissue products that were treated using the Clearant Process® . Clearant Process® -treated allografts produced by our licensees have been implanted by doctors in more than 4,000 patients since January 2004. Additionally, two of our licensees are anticipated to begin marketing Clearant Process® -treated products during 2005. Finally, we continue to work with various other companies at different stages of development with the anticipation that these companies incorporate the Clearant Process® into their manufacturing process, including one large pharmaceutical company.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues
     Revenues from licensing activities increased 70% to $50,000 in the quarter ended June 30, 2005, from $30,000 in the quarter ended June 30, 2004, as a result of increased sales of human tissue treated with the Clearant Process® . Revenues from contract research and grants increased 80% to $143,000 in the quarter ended June 30, 2005, from $80,000 in the same quarter last year. The increase is primarily related to the achievement of milestones specified in contracts with customers.
Marketing, General and Administrative Expenses
     Marketing, general and administrative expenses decreased by $1,023,000, or 40%, to $1,553,000 for the quarter ended June 30, 2005, from $2,576,000 for the quarter ended June 30, 2004. The decrease was principally due to decreased expenses of approximately $577,000 associated with outside legal and marketing expenses and $265,000 associated with salary related expenses as compared to the same period last year.

Research and Development Expenses
     Research and development expenses decreased by $804,000, or 60%, to $508,000 for the quarter ended June 30, 2005, from $1,312,000 for the quarter ended June 30, 2004. This decrease was largely a result of reduced research and development personnel-related costs during the quarter compared to the same period in 2004. Throughout the latter part of 2004 and during the first quarter of 2005, we reduced our R&D personnel and related expenses as the principal research and development required to support the Clearant Process® in the tissue market was substantially complete. We anticipate we will continue to incur research and development costs as we continue to further develop the Clearant Process® for other markets.
Stock-based Compensation
     We incurred $452,000 in stock-based compensation for the three months ended June 30, 2005, related to common stock and options granted to non-employees compared to $38,000 for non-employee stock options for the three months ended June 30, 2004. This increase was due to the issuance of common stock and options to outside consultants for services rendered during the period.
Net Interest Expense
     Net interest expense decreased by $80,000 to $0 for the quarter ended June 30, 2005, compared to net interest expense of $80,000 for the quarter ended June 30, 2004. This decrease was primarily the result of the repayment or conversion of bridge loans to common stock in connection with the March 31, 2005 merger.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs decreased to $0 from $401,000 for the quarters ended June 30, 2005 and 2004, respectively. The decrease was principally due to the exchange of 1.5 million shares of common stock to preferred stockholders of Clearant in order to consummate the March 31, 2005 merger. As of June 30, 2005, there was no outstanding preferred stock.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues
     Revenues from licensing activities increased 95% to $94,000 in the six months ended June 30, 2005, from $48,000 in the six months ended June 30, 2004, as a result of increased sales of human tissue treated with the Clearant Process® . Revenues from contract research and grants declined 45% to $206,000 in the six months ended June 30, 2005, from $372,000 in the same six months last year. This decline largely resulted from a non-recurring $250,000 milestone payment from a single customer in the six months ended June 30, 2004.
Marketing, General and Administrative Expenses
     Marketing, general and administrative expenses decreased by $850,000, or 20%, to $3,545,000 for the six months ended June 30, 2005, from $4,395,000 for the six months ended June 30, 2004. The decrease was principally due to decreased expenses of approximately $599,000 associated with outside legal and marketing expenses and $213,000 associated with salary related expenses as compared to the same period last year.
Research and Development Expenses
     Research and development expenses decreased by $1,452,000, or 55%, to $1,262,000 for the six months ended June 30, 2005, from $2,714,000 for the six months ended June 30, 2004. This decrease was largely a result of reduced research and development personnel-related costs during the six months compared to the same period in 2004. Throughout the latter part of 2004 and during the first quarter of 2005, we reduced our R&D personnel and related expenses as the principal research and development required to support the Clearant Process® in the tissue market was substantially complete. We anticipate we will continue to incur research and development costs as we continue to further develop the Clearant Process® for other markets.

Stock-based Compensation
     We incurred $452,000 in stock-based compensation for the six months ended June 30, 2005, related to common stock and options granted to non-employees compared to $66,000 for non-employee stock options for the six months ended June 30, 2004. This increase was due to the issuance of common stock and options to outside consultants for services rendered during the period.
Net Interest Expense
     Net interest expense increased by $1,710,000 to $1,786,000 for the six months ended June 30, 2005, compared to net interest expense of $76,000 for the six months ended June 30, 2004. This increase was primarily the result of increased interest expense associated with bridge loan borrowing from April 2004 through March 31, 2005.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs increased by $1,359,000 or from $802,000 to $2,161,000 for the six months ended June 30, 2005 and 2004, respectively. The increase was principally due to a $2,100,000 deemed preferred dividend as a result of our exchanging 1.5 million shares of common stock to preferred stockholders of Clearant in order to consummate the March 31, 2005 merger. As of June 30, 2005, there was no outstanding preferred stock.
Liquidity and Capital Resources
     Net cash used in operating activities was $5,971,000 for the six months ended June 30, 2005, compared to $5,647,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, cash was used by a $4,968,000 net loss from operations and a $1,718,000 decrease in accounts payable and accrued liabilities, primarily employee related. Significant non-cash adjustments to operating activities for the six months ended June 30, 2005, included depreciation and amortization expense of $247,000, non-cash charges of $452,000 for stock-based compensation, a non-cash gain on extinguishment of debt of $1,290,000, and non cash interest expense of $1,786,000.
     Our net cash used in investing activities was $119,000 for the six months ended June 30, 2005 compared to net cash provided by investing activities of $2,705,000 for the six months ended June 30, 2004. Our investing activities consist primarily of intellectual property expenditures and investment purchases and proceeds from marketable securities. Compared to the first six months of 2004, there were no marketable securities purchases or disposals during the six months ended June 30, 2005.
     We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes payable. Our net cash provided by financing activities was $10,918,000 for the six months ended June 30, 2005, compared to net cash provided by financing activities of $2,567,000 for the six months ended June 30, 2004. Cash provided by financing activities for the six months ended June 30, 2005 consisted of a $11,266,000 in net proceeds from issuance of convertible notes and sales of common stock, primarily in connection with the merger, leaving a balance of approximately $4,999,000 in cash and cash equivalents at June 30, 2005.
     We have been unprofitable since our inception and we expect to incur additional operating losses for at least the next twelve months as we incur expenditures on research and development, commercial operations, sales and marketing. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results or financial condition or ability to operate profitably as a commercial enterprise.
     Our future capital requirements will depend upon many factors, including progress with marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements through the end of the current fiscal year. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.
     We intend to seek to raise additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private placement of shares of equity securities, in order to increase the amount of our cash reserves on hand.
Contractual Obligations and Commercial Commitments
     We lease facilities and equipment under noncancelable operating leases with various expirations through 2007. The future minimum lease payments under these leases and other contractual obligations as of June 30, 2005 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$770	$672	$98	—	—
Other obligations	$255	$255	—	—	—

	$1,025	$927	$98	—	—
Off-Balance Sheet Arrangements
     Except for operating lease commitments disclosed above, as of June 30, 2005, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 140). Our revenue sources are licensing fees, performance milestones and contract research activities, with additional revenues generated from government grants.
     We license the Clearant Process® to third parties who intend to incorporate our technology into their product and manufacturing processes. Customers may require contract research or commercial scale-up activities to support and validate the commercial applicability and eventual licensing of the Clearant Process® . We recognize licensing revenue when a customer sells products incorporating the Clearant Process® . Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements and ability to pay. Revenue related to contract research activities is recognized on a percentage-of-completion basis, provided the customer has the ability to pay. In the event cash is received in advance of services performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement or up to a maximum of fifteen years.

Identifiable Intangibles
     Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB) Opinion No. 25 (APB 25) and SFAS 123R. The statement is effective for the Company beginning in the quarter ended September 30, 2005. In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS 123R at the beginning of fiscal 2006. We are currently evaluating the provisions of SFAS 123R and its effect on our financial statements. We expect the effect of adopting this statement will be to increase the amounts reported as stock-based compensation expense in the future.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (SFAS 153),” an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. We do not expect adoption of SFAS 153 to have a material impact on our financial statements.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) an amendment to APB Opinion No. 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3) though SFAS 154 carries forward the guidance in APB 20 and SFAS 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We do not currently anticipate making accounting changes other than those mandated by the adoption of new accounting pronouncements.
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
     At June 30, 2005, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.
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
Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
     Since our public float at the end of our second quarter of fiscal year 2005 is greater than $75 million, we will be required to comply with section 404 of the Sarbanes-Oxley Act (section 404) by the end of fiscal year 2005. In the second quarter of fiscal 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. We have not yet identified any deficiencies in internal control that would constitute a material weakness and there have not yet been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we complete the documentation and testing of internal controls there may be changes to our internal control structure in order to comply with section 404.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Securities Holders
     Our annual meeting of stockholders was held on June 30, 2005. There were 22,895,415 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director, and also voted to approve our 2005 Stock Award Plan and our reincorporation to Delaware.

	For	Withheld
(1) Election of Directors:
John S. Wehrle	22,895,415	—
Alain Delongchamp	22,895,415	—
Nolan H. Sigal	22,895,415	—
Herve de Kergrohen, M.D.	22,895,415	—
Richard A. Anderson	22,895,415	—
Alexander Man-Kit Ngan	22,895,415	—

(2) Adoption of 2005 Stock Award Plan:
For		22,683,859
Against		—
Abstain		—

(3) Reincorporation to Delaware:
For		22,683,859
Against		—
Abstain		—
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
     We were incorporated in April 1999 in order to acquire certain of the assets of Puresource and Sterways, including certain patents that comprise a portion of the Clearant Process® . We are in the early stage of operations and development, and have only a limited operating history on which to base an evaluation of our business and prospects. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated limited revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets. Further, it is likely that significant losses will be incurred through at least the end of June 2006 and possibly beyond, as we incur significant expenses associated with the further development, marketing and commercialization of the Clearant Process® .
     We have a history of and expects to continue to generate substantial losses, may not become profitable and will need to expand our licensing of the Clearant Process® to generate significant revenues.
     To date, we have generated only limited revenues, and have had limited marketing activities. We expect that we will have significant operating losses and accumulated losses and will record significant net operating cash outflows at least through the end of June 2006 and possibly beyond.
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
     In addition, adoption of the Clearant Process® by potential users may depend, in part, on how the GTP regulations issued by the FDA on November 18, 2004, and effective on May 25, 2005, are applied to tissue processors. The requirements may not provide sufficient incentive for tissue processors to adopt technologies that can provide validation for sterility label claims, the Clearant Process® may not prove compatible with the GTP regulations, or the FDA may, as a result of normal inspections of tissue processors, require additional data to allow licensees to claim sterility. If the FDA requires additional data from our licensees to support label claims of sterility, they may not be able to develop it in a timely and cost-effective manner, or at all. The inability of our licensees to obtain or maintain validation of a sterility claim, or the failure to develop additional data if it is required, could materially impact our business, financial condition and results of operations.

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

     To date, there has been only limited use and testing of Clearant Process® -treated products in humans and, while early indications have been favorable, these limited initial results may not be statistically significant or predictive of future results, either for the tissue market or new products which are treated by the Clearant Process® in the future.
     To compete effectively with other pathogen inactivation or removal technologies, our processes must be easy to use, regulatorily compliant and cost-effective on a commercial scale. We may not be able to achieve any of these objectives. The Clearant Process® or third-party products using it may fail in one or more testing phases or may not attain market acceptance. Third parties may develop superior products or have proprietary rights that preclude us from marketing the Clearant Process® . If research and testing are not successful, the Clearant Process® will not be commercially viable, and our business, financial condition and results of operation will be materially adversely affected.
     The success of our business will depend on our ability to develop new uses of the Clearant Process® that can be applied cost-effectively on a commercial scale, which may in some cases require potentially costly and time-consuming modification of the Clearant Process® .
     The Clearant Process® has been used in a limited manner on a commercial scale only in the devitalized human tissue market. It may be difficult or impossible to use the Clearant Process® economically on a commercial scale for products other than those in which the Clearant Process® currently is being used. As part of commercialization of the Clearant Process® , we transfer the Clearant Process® technology to our licensees in order to allow the licensees to practice the technology and integrate the technology into our facility and/or manufacturing processes. This transfer process consists of providing our-developed standard procedures and supporting data, packaging specifications, supply lists, irradiator suggestions and irradiation specifications.
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
     In such case, we would be required to modify the parameters pursuant to which the Clearant Process® is applied to the applicable product, which could lead to the need for additional testing and clinical trials by the third party user. If we were required to modify the Clearant Process® , our development costs would increase and our programs could be delayed significantly, with a similar delay in receipt of potential licensing revenues. In any such circumstance, we may not be able to successfully modify the Clearant Process® at all for use on a particular product on a commercial scale. If we are unable to timely and cost-effectively develop successful technology transfer procedures for its target markets, including appropriate procedures, packaging and specifications, our ability to market and license the Clearant Process® and to generate licensing revenues, and its business, financial condition and results of operations, will be adversely affected.
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
     We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Even if our patents are valid, we cannot guarantee that competitors will not independently develop alternative technologies that duplicate the functionality of our technology. Due to the extensive time required for development, testing and regulatory review of licensees’ use of our processes, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents. If third parties become aware of parts of our technology that are covered by pending patent applications, we will be unable to prevent those parties from using such information until the patents issue. This could delay commercialization of the Clearant Process® .
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
     Although we are not aware of any interfering patents or other intellectual property held by others, such intellectual property may impact our ability to operate in the market segments on which we are currently focused or may target in the future. Further, we have not conducted a “freedom to operate” search with respect to our intellectual property, a comprehensive search of existing patents and pending applications that would (or in the case of pending patent applications, would, if granted) prohibit us from protecting our intellectual property. If there are interfering patents or other intellectual property and we are unable to license such interfering patents or other intellectual property on commercially reasonable terms or to modify the Clearant Process® in a cost-effective manner that does not (i) infringe on such intellectual property and (ii) materially impact the viability of the Clearant Process® , our business, results of operations and financial condition could be adversely affected.
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
     Furthermore, we may rely on trade secret law to protect technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with necessary personnel, contractors and consultants, we cannot guarantee that such contacts will not be breached. Further, confidentiality agreements may conflict with other agreements such personnel, contractors and consultants signed with prior employers or clients. In the event of a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from business.
     We may be subject to products liability with respect to products which are treated with the Clearant Process® and which cause harm to others, including related and costly litigation or other proceedings, and our products liability insurance may not provide adequate coverage and may not be available in the future.
     We are exposed to potential liability risks inherent in the testing and marketing of biotherapeutics and tissue products treated with the Clearant Process® . We may be liable if it is determined that any of its pathogen inactivation processes, or the products of any third party which utilize those processes, causes injury, illness or death. The regulatory compliance of pathogen inactivation levels is measured by the number of pathogens that are inactivated. Thus, it is possible that biological products heavily contaminated with pathogens could be treated by licensees with the Clearant Process® and achieve levels of pathogen inactivation sufficient to meet regulatory standards for sterilization or viral inactivation, yet still contain sufficient pathogens to be harmful to humans.
     We have obtained product liability insurance covering the commercial introduction of any product that utilizes our pathogen inactivation processes, but we do not know whether we will be able to maintain such insurance on acceptable terms, if at all. Any insurance we have or may obtain in the future may not provide adequate coverage against potential liabilities. A liability claim, regardless of merit or eventual outcome, and regardless of whether the user of the Clearant Process® complied with our standards and procedures for its proper use, could affect manufacturers’ and the public’s perception of the safety and efficacy of the Clearant Process® , delay, impede or otherwise reduce the licensing and use of the Clearant Process® by third parties and materially adversely affect our business, results of operation and financial condition.
     In addition, successful product liability claims made against competitors could cause a perception that we are also vulnerable to similar claims and could negatively affect public perception of the technology and thus third parties’ willingness to use the Clearant Process® , and thus adversely affect our business, results of operation and financial condition.
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
     We believe that our ability to commercialize the Clearant Process® effectively will depend on the safety, efficacy and cost-effectiveness of the Clearant Process® , as well as the willingness of manufacturers of biological products to adopt new pathogen inactivation technologies. We believe that market acceptance will depend on the extent to which manufacturers and distributors of tissues and other biological products, as well as physicians, patients and health care payors, perceive the benefits of using the Clearant Process® and, if applicable, that such benefits outweigh any potential additional cost. As part of its strategy to obtain wide-spread acceptance of the Clearant Process® , we have entered into, and intend to continue to seek to enter into, sponsored research agreements with potential users of the Clearant Process® to support research on and validation of potential applications of the Clearant Process® to such products. While we expect that the Clearant Process® , when optimized for application to a particular product, will be capable of inactivating a broad range of known types of pathogenic microorganisms, a product processor or manufacturer may direct us, or may choose, not to optimize the Clearant Process® to inactivate the broad range of known types of pathogenic microorganisms in a particular application. If a product produced with such a process results in infections from pathogens that were not adequately inactivated, the marketplace’s overall confidence in the Clearant Process® may be adversely affected both for that product and for other applications of the Clearant Process® .
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

Similarly, products that are treated with the Clearant Process® may compete with products that are currently treated with alternative pathogen inactivation or removal techniques, as well as with future products that may be developed. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of the Clearant Process® to new and existing products. Product development is risky and uncertain, and we may not be able to develop our processes successfully. Competitors’ processes, products or technologies may make the Clearant Process® obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial, human, technical, marketing and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials, process implementation and other regulatory approval procedures and have developed substantial relationships with the small market of potential customers for the Clearant Process® . Our ability to compete successfully will depend, in part, on our ability to attract and retain skilled scientific personnel, develop technologically superior processes that can be implemented on a commercial scale, develop lower cost processes, obtain patent or other proprietary protection for our technologies, obtain (or have third parties obtain) required regulatory approvals for our processes, be early entrants to the market and market and sell its processes, independently or through collaborations.
     Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation processes. Most devitalized human tissue processors currently utilize chemical rinse steps or low levels of gamma irradiation to reduce pathogens in devitalized human tissue products. Several companies are developing other technologies or combinations of existing technologies (including BioCleanse TM used by Regeneration Technologies). Some of these technologies may have more animal and clinical data than we do to support the efficacy of their processes. There are currently no regulatory requirements that establish specific pathogen inactivation or sterility requirements for these products. If devitalized human tissue processors choose to maintain their current processing methods or elect to adopt technologies other than the Clearant Process® , it could materially impact our ability to market and earn revenue from the Clearant Process®.
     For biotherapeutic products comprising protein concentrates (e.g., plasma derivatives, monoclonal antibodies, recombinant and transgenic proteins), other technologies exist to inactivate or remove viruses, including the application of heat, certain chemicals like solvent-detergent, nanofiltration and partitioning during purification. Other technologies are in various stages of research and development, including novel uses of heat and other physical processes (e.g., microwave, high pressure, supercritical fluids), new chemical agents including photosensitizers (e.g., Inactine TM , riboflavin, psoralens), and applications of radiation other than the Clearant Process® (e.g., broad spectrum visible light, ultraviolet light and high energy electrons). If any of these technologies is successfully developed, it could have an adverse effect on our business, financial condition and results of operations.
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
     The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of third party products (whether currently available or under development) which will or could utilize our processes for pathogen inactivation. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain. The time required for regulatory approvals is uncertain and the process typically takes a number of years, depending on the type, complexity and novelty of the process or product. Third parties to whom we intend to market our pathogen inactivation processes may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses. These delays would result in similar delays in our receipt of licensing revenues from these third parties. Similarly, if third parties suffer excessive costs in connection with obtaining required regulatory approvals, the third parties could decide not to introduce products treated with the Clearant Process® , which would adversely affect our ability to generate licensing revenues and thus adversely affect our business, financial condition and results of operations.
     Sponsors of innovative biotherapeutic products or medical devices incorporating biological materials must obtain biological products licenses or premarket approvals before legally marketing these products, regardless of whether the Clearant Process® is used in their manufacture. Future royalties from the use of the Clearant Process® for innovative biotherapeutic products will depend on the sponsors’ success and timeliness in obtaining initial FDA and/or other required regulatory approval for these products. Manufacturers of existing, approved products would have to submit supplements to their licenses or premarket approvals in order to incorporate the Clearant Process® into the manufacturing processes for these products. In most cases, the FDA would have to review and approve these supplements prior to marketing an already approved product made with the Clearant Process® . These requirements or FDA and/or other regulatory delays in approving these initial applications or supplements may deter some biological product manufacturers from using our processes. Sponsors and manufacturers that submit initial applications or supplements may face disapproval or delays in approval that could provide further delay or deter them from using our processes. The regulatory impact on potential customers could slow or limit the potential market for our processes. In addition, it is unclear what affect the FDA’s adoption of the GTP regulations will have on potential customers. The GTP requirements may cause tissue processors to delay the implementation of new processes or procedures and the delay may impact the timing of revenue to us.
     Some human tissue products for surgical implantation have been exempted by the FDA from the requirements for licensing new products or having manufacturing changes approved prior to implementation. While this may expedite adoption of the Clearant Process® for these products by eliminating the regulatory review period, distributors must nevertheless satisfy themselves of the safety and effectiveness of tissue manufactured using the Clearant Process® , and tissue processors and distributors must still meet the other regulatory requirements discussed below.
     The products enabled by or utilizing the Clearant Process® may not receive FDA or other required regulatory approval in a timely manner, if at all. Even if approvals are obtained, the marketing and manufacturing of such products are subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with such requirements could result in enforcement action against third party manufacturers which utilize our processes, which could adversely affect our business because our revenues from licensing the Clearant Process® would be reduced or eliminated. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market or a prohibition against the use of the Clearant Process® . Problems with a product, manufacturer or facility which utilizes the Clearant Process® may harm other manufacturers’ and the public’s perception of the safety of the Clearant Process® generally, which would result in decreased utilization of the Clearant Process®

and a decrease or elimination of our licensing revenues, which would adversely affect our business, financial condition and results of operations.
     The government may impose new regulations as a result of such a problem or otherwise which could further delay or preclude regulatory approval of third parties’ potential processes and products that might incorporate the Clearant Process® . Products enabled by or utilizing the Clearant Process® may not meet new regulations and use of the Clearant Process® may be precluded by new regulations. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action. However, any such regulations which delayed implementation of the Clearant Process® in our target markets would delay our receipt of licensing revenues, potentially increase our development costs or the costs for third parties to treat products with the Clearant Process® , and adversely affect our business, financial condition and results of operations.
     We also intend to generate revenue from marketing and licensing our pathogen inactivation processes outside the United States. Distribution of products made with our processes outside the United States will be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by jurisdiction. In the developed markets (e.g., the European Union, Japan and Canada), the regulatory framework and requirements are similar to those in the United States. It is uncertain whether the users of our processes will obtain regulatory approvals in such countries, and they may incur significant costs in obtaining or maintaining foreign regulatory approvals. Failure of third parties to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue from royalties from the licensing of the Clearant Process® .
     The success of our business depends on the results of clinical trials performed by third parties incorporating the Clearant Process ® into their products and no such clinical trials have been completed to date.
     Most third parties incorporating our processes into their products, other than tissue, will have to provide the FDA and foreign regulatory authorities with data that demonstrate the safety and efficacy of such products before they are approved for commercial use in the case of new products, or demonstrate clinical comparability in the case of existing products. Clinical development, including preclinical testing, is a long, expensive and uncertain process. Because the Clearant Process® itself is not expected to be subject to regulatory approval on its own, most prospective customers will undertake any applicable testing required to gain approval of products incorporating the Clearant Process® . Some products may require several years to complete applicable testing, and failure can occur at any stage of testing. In addition, this testing may need to be repeated for each application of the Clearant Process® to a new third-party product. Third parties incorporating our processes cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials.
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
     Because our business model is based on the receipt of royalties from users of the Clearant Process® , our success is ultimately dependent on the ability of our customers to successfully market their products which have been treated by the Clearant Process® , which is dependent on events and developments in their businesses which are beyond our control.
     Our business model is based on receiving royalties from the licensing of the Clearant Process® to customers in our target markets. The success of that model depends on our ability to successfully optimize the Clearant Process® for use in our target markets and to successfully license the Clearant Process® to customers in those markets and ultimately on the ability of those customers to sell sufficient dollar volumes of their products that have been treated with the Clearant Process® to provide us with a substantial revenue stream. Accordingly, any events or developments in the business of our customers which adversely affect their ability to sell their Clearant Process® -treated products, even if unrelated to the efficacy of the Clearant Process® , will adversely affect our ability to generate licensing revenues and thus our business, financial condition and results of operations. We will not have control over any such events or developments.
     Our success will depend in part on the availability of a sufficient volume of biological products, including tissues, for sale by the third party manufacturers, and thus potentially being available for treatment by the Clearant Process® . For example, allograft providers depend heavily upon a limited number of sources of human tissue, and any failure to obtain tissue from these sources in a timely manner would interfere with their ability to process and distribute allografts. If a provider so affected was utilizing the Clearant Process® for sterilization of its products, that would result in a reduction in our licensing revenues.
     Our success will also be subject to the widespread acceptance of the licensees’ end products. Negative publicity, both in the United States and internationally, concerning improperly sterilized biological products leading to transmission of disease or death, whether or not those products were treated by the Clearant Process® , could limit widespread market acceptance of those products, and thus reduce the ability of users of the Clearant Process® to sell such products and thus generate licensing revenue for us. For example, recent instances of bacterial transmission through traditionally-processed tissue allografts, one of which resulted in death, resulted in the withdrawal of tissue allografts from the market by one major processor, and may affect the willingness of patients and surgeons to use allografts. Thus, our licensees in the devitalized human tissue market, or any other targeted market which experiences a similar safety crises, may have to overcome a public perception that their products may be unsafe, whether or not they have been treated with the Clearant Process® . If our licensees are unable to overcome such a perception, our ability to generate licensing revenues and thus our business, financial condition and results of operations may be adversely affected.
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
     Potential users of the Clearant Process® may depend on third party payors for reimbursement for the use of their products by the end consumer. To the extent that users of the Clearant Process® depend on reimbursement of patients’ medical expenses by government health care programs and private health insurers, the willingness of governments and private insurers to cover the applicable procedure and if so, the level of payment which may apply will affect the revenues they receive for their products and thus the royalty revenues that we ultimately receive. Third-party payors may not reimburse of the Clearant Process® at levels which will, in turn, be profitable to us.
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
     Guidelines and recommendations published by various organizations could reduce the use of products made with the Clearant Process®.
     Government agencies promulgate regulations and guidelines directly applicable to us and to products made with the Clearant Process® . Also, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Changes in the regulations, or recommendations or guidelines that are followed by patients and health care providers could result in decreased use of products made with the Clearant Process® which could adversely affect prevailing market prices for our common stock.
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
     The development, distribution, pricing, sales and marketing of our products, together with our general operations, is subject to extensive federal and state regulation. While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations and/or laws. If we fail to comply with any of these regulations and/or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, restrictions on products made with the Clearant Process® , including withdrawal of products made with the Clearant Process® from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.
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

CLEARANT, INC.
Date: August 9, 2005	By:	/s/ Alain Delongchamp
Alain Delongchamp
Chief Executive Officer

Date: August 9, 2005	By:	/s/ Donald J. Lewis
Donald J. Lewis
Chief Financial Officer