Form 10-Q
period 2005-09-30
CLEARANT INC
filed 2005-11-14
CIK 1238579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005, there were 39,743,550 shares of registrant’s common stock, $0.0001 par value, outstanding.

CLEARANT, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,083	$177
Accounts receivable	235	127
Prepaids and other assets	386	502

Total current assets	2,704	806

Property and equipment, net	427	595
Identifiable intangibles, net	1,427	1,453
Restricted cash — noncurrent	189	161
Other assets	48	63

Total assets	$4,795	$3,078

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,543	$1,847
Accrued liabilities	1,109	3,061
Deferred revenue	60	178
Bridge loans, net	97	4,997

Total current liabilities	2,809	10,083

Deferred revenue — noncurrent	75	91
Other liabilities	26	70

Total liabilities	2,910	10,244

Commitments and Contingencies

Series A Redeemable Preferred stock:
Series A redeemable convertible preferred stock (50,000 shares authorized; -0- and 6,454 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	—	17,829

Stockholders’ equity (deficit):
Series B preferred stock (-0- shares authorized; -0- and 6,630 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	—	16,386
Series C junior preferred stock (-0- shares authorized; -0- and 37 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	—	86
Common stock ($0.0001 par value; 200,000 shares authorized; 35,936 and 7,365 issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	4	1
Additional paid-in capital	71,008	17,398
Accumulated deficit	(69,068)	(58,820)
Other comprehensive loss	(59)	(46)

Total stockholders’ equity (deficit)	1,885	(24,995)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$4,795	$3,078

See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Licensing	$62	$27	$154	$75
Contract research and milestones	72	178	223	428
Grants	20	64	75	186

Total revenues	154	269	452	689
Cost of sales	4	9	13	25

Net revenues	150	260	439	664

Operating expenses:
Sales and marketing	968	911	2,276	3,163
Research and development	465	1,282	1,727	3,996
General and administrative	1,326	1,393	3,563	3,536
Stock-based compensation	51	13	503	79

Total operating expenses	2,810	3,599	8,069	10,774

Loss from operations	(2,660)	(3,339)	(7,630)	(10,110)

Other income (expense):
Interest expense, net	—	(98)	(1,786)	(174)
Gain on extinguishment of debt	—	—	1,290	—
Gain on settlement of debt for stock	—	—	39	—

Net loss	(2,660)	(3,437)	(8,087)	(10,284)

Add: Preferred stock dividend and financing costs	—	(413)	(2,161)	(1,215)

Net loss attributable to common stock	$(2,660)	$(3,850)	$(10,248)	$(11,499)

Net loss per share:
Basic and diluted	$(0.07)	$(0.52)	$(0.39)	$(1.56)

Number of shares used in per share calculation:
Basic and diluted	35,923	7,367	26,599	7,366
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Series B Preferred		Series C Preferred		Common Stock,		Additional		Other
	Stock		Stock		$0.0001 par value		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Totals
Balance, December 31, 2004	6,630	$16,386	37	$86	7,372	$1	$17,398	$(58,820)	$(46)	$(24,995)

Issuance of warrants to January 2005 Bridge Holders							93			93
Settlement of debt for common stock					31		64			64
Exchange of warrants for common stock					77		158			158
Beneficial return to preferred shareholders from allocation of shares from common to preferred stockholders							2,100			2,100
Conversion of preferred stock into common stock	(6,630)	(16,386)	(37)	(86)	11,542	1	30,566			14,095
Exchange of bridge loan warrants							(1,349)			(1,349)
Conversion of Series A Preferred dividend					2,141		3,794			3,794
Conversion of Series C Preferred dividend					3		5			5
Conversion of 2004 bridge loans into common stock					3,834	1	6,724			6,725
Bliss Essential, Corp. shares issued in connection with the merger transaction					7,136	1	16			17
Issuance of common stock in conjunction with Private Placement					2,910		8,413			8,413
Conversion of Publico Bridge Loans into common stock					783		2,373			2,373
Exercise of common stock options					49		32			32
Issuance of common stock to consultants for services					58		235			235
Compensation expenses incurred in connection with issuance of options and warrants to non-employees							386			386

Comprehensive loss:

Net Loss								(8,087)		(8,087)

Other comprehensive loss									(13)	(13)

Total Comprehensive loss								(8,087)	(13)	(8,100)
Preferred stock dividend and financing costs								(2,161)		(2,161)

Balance at September 30, 2005 (unaudited)					35,936	$4	$71,008	$(69,068)	$(59)	$1,885
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating activities
Net loss	$(2,660)	$(3,437)	$(8,087)	$(10,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	98	380	295
Stock-based compensation	51	13	503	79
Non-cash interest expense associated with convertible debt financings (Note 6)	—	98	1,786	180
Gain on extinguishment of debt	—	—	(1,290)	—
Gain on settlement of debt for stock	—	—	(39)	—
Warrant exchange for common stock	—	—	158	—
Changes in operating assets and liabilities:
Receivables and prepaids	47	159	68	177
Accounts payable	30	919	(304)	1,798
Accrued liabilities	(539)	220	(1,923)	45
Deferred revenue	(30)	14	(134)	137
Other assets and liabilities	91	9	34	21

Net cash used in operating activities	(2,877)	(1,907)	(8,848)	(7,552)

Investing activities
Cost of identified intangibles	(29)	(135)	(130)	(463)
Capital expenditures	(16)	2	(51)	(53)
Cash received in 2005 merger activities	—	—	17	—
Proceeds from disposals of marketable securities	—	412	—	3,500

Net cash provided by (used in) investing activities	(45)	279	(164)	2,984

Financing activities
Issuance of common stock, net of costs	—	—	8,455	—
Issuance of Series C preferred stock, net of costs	—	85	—	85
Issuance of convertible notes payable, net of costs	—	3,345	2,811	5,925
Exercise of common stock options	13	1	32	1
Principal payments on bridge loans	—	—	(366)	—
Principal payments on capital lease obligations	—	(5)	(1)	(18)

Net cash provided by (used in) financing activities	13	3,426	10,931	5,993

Effect of translation adjustments on cash and cash equivalents	(7)	(19)	(13)	(21)

Change in cash and cash equivalents	(2,916)	1,779	1,906	1,404
Cash and cash equivalents, beginning of period	4,999	799	177	1,174

Cash and cash equivalents, end of period	$2,083	$2,578	$2,083	$2,578

See accompanying notes to condensed financial statements.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
In June 2005, the registrant, Clearant, Inc., formerly known as Bliss Essentials Corp., (the Company) changed its state of incorporation from Nevada to Delaware. In conjunction with the reincorporation, Clearant now has authorized common stock consisting of 200 million shares, $0.0001 par value, of which 35,936,085 shares are issued and outstanding, and 50 million shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. Additional information pertaining to the Company’s reincorporation in Delaware can be found on Form 14A filed with the Securities and Exchange Commission on June 16, 2005. The carrying value of the 2004 common stock has been historically revalued in accordance with the reincorporation.
The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2004 and 2003 and notes thereto in the Company’s amended Current Report on Form 8K/A dated March 31, 2005, filed with the Securities and Exchange Commission filed as of May 16, 2005. The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements on Form 8-K/A. All share data has been restated to reflect any reverse stock splits that took place following the periods presented. Certain reclassifications, where needed, were made in prior periods to be consistent with current period presentation. During the quarter, the Company increased its contingent liabilities by $137 as it relates to ongoing legal matters. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto.
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
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and SFAS 123. In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS 123(R) at the beginning of fiscal 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R), but believes the impact upon adoption will be an increase to compensation expense.
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

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) an amendment to APB Opinion No. 20, “Accounting Changes” (APB 20), and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3) though SFAS 154 carries forward the guidance in APB 20 and SFAS 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.
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
The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005 and 2004, since their effect would have been antidilutive:

	Nine Months Ended
	September 30,
	2005	2004
Convertible preferred stock (and related accrued dividends) and convertible bridge loans	—	18,210,000
Stock Options	2,686,000	4,999,000
Warrants	3,417,000	4,119,000

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 3 — NET LOSS PER SHARE (Continued)
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,660)	$(3,850)	$(10,248)	$(11,499)
Denominator:
Weighted average common stock shares outstanding (in thousands)	35,923	7,367	26,599	7,366

Net loss per share, basic and diluted	$(0.07)	$(0.52)	$(0.39)	$(1.56)

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
Effective March 31, 2005 and in conjunction with the merger (Note 5), the Company cancelled all stock options previously issued to employees and non-employees with exercise prices greater than $3.50 per share (the 2005 Option Cancellations). As a result of the 2005 Options Cancellations, the Company retained stock options to employees and non-employees at March 31, 2005 of approximately 1,918,588 million shares (the Existing Options), which are grandfathered under the Company’s 2000 Stock Option Plan, as amended (the 2000 Plan). As of September 30, 2005, there are no future grants available under the 2000 Plan.
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
The Company calculates the fair value of each option granted on the date of the grant using the Black-Scholes option pricing model for employees as prescribed by SFAS 123 and the following assumptions:

Risk-free interest rate	3.0%—5.5%
Expected life in years	5
Dividend yield	0%
Expected volatility	70%—75%

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 4 — STOCK OPTIONS AND STOCK-BASED COMPENSATION (Continued)
Had the Company determined compensation expense for its stock options based on the fair value at the grant date under SFAS 123, the Company’s pro forma net loss for the three and nine months ended September 30, 2005 and September 30, 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stock, as reported	$(2,660)	$(3,850)	$(10,248)	$(11,499)
Add: stock-based compensation expense included in reported net loss	—	—	—	—
Deduct: stock-based compensation expense determined under the fair value method for all awards	(868)	(395)	(1,034)	(1,525)

Net loss attributable to common stock — pro forma	$(3,528)	$(4,245)	$(11,282)	$(13,024)

Net loss per share:
As reported, basic and diluted	$(0.07)	$(0.52)	$(0.39)	$(1.56)

Pro forma, basic and diluted	$(0.10)	$(0.58)	$(0.42)	$(1.77)

Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
On July 1, 2005, the Board of Directors approved awarding stock options for 1,011,665 shares to employees & directors. All awards were at $4.12, the fair market value at the date of grant based on the closing price of the Company’s common stock on July 1, 2005. The Company valued the shares using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate — 3.84%, expected life — 5 years, dividend yield — 0% and volatility — 72%.
On July 29, 2005, the Company granted 42,500 stock options to employees under the 2005 Stock Option Plan. All awards were at $4.51, the fair market value at the date of grant based on the closing price of the Company’s common stock on July 29, 2005. The Company valued the options using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate — 4.12%, expected life — 5 years, dividend yield — 0% and volatility — 72%.
On August 30, 2005, the Company granted 200,000 stock options to an Officer of the Company under the 2005 Stock Option Plan. The award was at $3.86, the fair market value at the date of grant based on the closing price of the Company’s common stock on August 30, 2005. The Company valued the options using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate — 4.03%, expected life — 5 years, dividend yield — 0% and volatility — 72%.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 5 — REVERSE MERGER TRANSACTION (Continued)
Details and analysis of the capital transactions and adjustments recorded to the Company’s balance sheet in conjunction with the merger are more fully described in the Company’s March 31, 2005 Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
NOTE 6 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the nine months ended September 30, 2005, the Company settled certain debts of approximately $103 in exchange for 31,000 shares of common stock at a price per share of $2.25 (the Settlement Price). In connection with the debt settlement, the Company recorded a one-time gain of $39, which represented the difference between the deemed fair value of the Company’s common stock and the Settlement Price at the settlement date.
During the nine months ended September 30, 2005 and prior to the March 31, 2005 reverse merger, Clearant exchanged certain warrants for 77,000 shares of the Company’s common stock. The exchange resulted in a one-time expense of $157, which is included in general and administrative costs in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2005.
During the nine months ended September 30, 2005 and immediately prior to the March 31, 2005 reverse merger, Clearant’s common stockholders exchanged 1.5 million shares (pre share split) of common stock to the then-holders of Series A, B and C preferred stock in order to consummate the transaction. The 1.5 million shares were allocated pro-rata amongst the then-preferred holders and valued at $2,100. The share exchange was treated as a beneficial impact of the transaction to preferred shareholders and included in net loss attributable to common stock in the Company’s Condensed Statements of Operations for the nine months ended September 30, 2005.
During the nine months ended September 30, 2005, the Company issued 57,979 shares of common stock with a fair value of $235 as compensation for services rendered to the Company. A portion of the fair value, $203, is for services to be rendered over a twelve month contract. Accordingly, $117 is reflected in stock-based compensation in the nine months ended September 30, 2005.
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
NOTE 7 — SUBSEQUENT EVENTS
Pursuant to the License Agreement (Agreement) with Tristar Bioventures International (Tristar), dated April 1, 2005, in consideration for the access to and use of the Clearant Process ® the Company was due a one-time, non-recoupable, non-refundable payment in the amount of $500 on October 31, 2005. As of the filing date of this document, payment has not been received by the Company. Pursuant to the Agreement, Tristar shall be deemed to be in material breach in the event that payment is not cured within sixty days from notice of such breach and the Agreement will be terminated. On November 1, 2005, the Company sent a notice of default to Tristar. To date in 2005, the Company has not recognized any revenue from Tristar, therefore no bad debt expense will be incurred related to this default.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 7 — SUBSEQUENT EVENTS (Continued)
On November 9, 2005 the Company closed a private placement of 3,774,465 shares of its common stock and warrants to purchase 1,698,509 additional shares of common stock for an aggregate purchase price of approximately $12,000, or a unit price of $3.18. Each warrant is exercisable for one share of common stock at an exercise price of $4.96 per share. To date we have received approximately $11,709, which is net of legal costs of $294. In addition, the Company granted a warrant to purchase 164,189 shares of common stock at an exercise price of $4.96 per share to the placement agent.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 5 of our Quarterly Report for the quarter ended June 30, 2005.
Overview
     We acquire, develop and market our pathogen inactivation technology, the Clearant Process ® , to producers of biological products such as:
•	Tissue allograft implants

•	Recombinant products

•	Plasma therapeutics

•	Blood and blood-related products
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
Our Business
     We develop and market a proprietary pathogen inactivation technology that reduces the risk of contamination to biological products by inactivating a broad range of pathogens. The Clearant Process ® is based on exposing a biological product to gamma-irradiation under specialized, proprietary or patented conditions that deliver a predetermined amount of radiation to inactivate a desired level of pathogens, thereby reducing the risk of contamination, while preserving the functionality and integrity of the treated product. The Clearant Process ® is designed to:
•	Inactivate a broad range of known pathogens irrespective of size, origin or structure;

•	Achieve sterility, in some cases with margins of safety greater than four to thirteen logs of pathogen reduction;

•	Be used in both intermediate and final stages of production;

•	Protect the mechanical and biological properties of the tissue being treated; and

•	Be applied to a product after it has been sealed into its final package.
     The Clearant Process ® is designed to be effective against a wider spectrum of pathogens than many competing sterilization technologies, including the inactivation of bacteria, fungi, spores and lipid-enveloped and non-enveloped viruses. We believe the Clearant Process ® will enable our customers, who offer a wide variety of biological products, to meet the medical need for safer biological products and to satisfy current and future product safety guidelines. We believe the Clearant Process ® is a cost-effective technology applicable across multiple market segments, with minimal capital requirements to implement.
     The Clearant Process ® does not require the use of toxic chemicals. The advantage of gamma irradiation over currently available pathogen reduction technologies is that it is inherently reliable, predictable, non-toxic, penetrating, and scalable for a wide variety of products. Traditional uses of gamma irradiation have been proven to be among the best methods for inactivating pathogens that contaminate medical devices and instruments. However, prior to the development of the Clearant Process ® , it was not possible to apply gamma radiation on biological products because the necessary high levels of gamma irradiation also damaged the active proteins present in the biological products, compromising its integrity and functionality.
     Our initial area of focus is the application of the Clearant Process ® on devitalized human tissue implants used in surgical procedures. We are also focusing on the application of the Clearant Process ® on in-process intermediates used in the production of recombinant protein products (e.g., serum) and biotechnology recombinant protein products (including biotherapeutics, diagnostics and vaccines). We believe that the devitalized human tissue market represents a source of near-term product revenue, while the protein-based pharmaceuticals markets present an intermediate to longer-term opportunity.
     We have signed six licensing agreements with devitalized human tissue banks, and one with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. To date in 2005, four licensees have launched devitalized human tissue products that were treated using the Clearant Process ® . Clearant Process ® -treated allografts produced by our licensees have been implanted by doctors in more than 4,000 patients since January 2004. Additionally, in September 2005, we launched a new sterilization service which allows tissue banks to send pre-treated tissue to our facility in Chicago to be irradiated under Clearant Process ® conditions by us. To date in 2005, we have signed two such sterilization service agreements. Finally, we continue to work with various other companies at different stages of development with the anticipation that these companies incorporate the Clearant Process ® into their manufacturing process.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues
     Revenues from licensing activities increased 130% to $62,000 in the quarter ended September 30, 2005, from $27,000 in the quarter ended September 30, 2004, as a result of increased sales of human tissue treated with the Clearant Process ® . We expect licensing revenue to continue to increase as market acceptance of the Clearant Process ® becomes greater. We also anticipate beginning to receive revenue from our sterilization service. Revenues from contract research and grants decreased 62% to $92,000 in the quarter ended September 30, 2005, from $242,000 in the same quarter last year. The decrease is primarily related to non-recurring milestones reached during the three months ended September 30, 2004. We expect contract research and grant revenue to continue to decrease as our customers move towards licensing activities and sterilization services.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses decreased to $2,294,000 for the quarter ended September 30, 2005, from $2,304,000 for the quarter ended September 30, 2004. The decrease was principally due to decreased expenses of approximately $19,000 associated with outside legal and accounting expenses as compared to the same period last year. We expect our sales, general and administrative expenses to increase gradually as we increase our efforts in the commercialization of the Clearant Process ® through an increase in the sales force and market coverage.
Research and Development Expenses
     Research and development expenses decreased 64% to $465,000 for the quarter ended September 30, 2005, from $1,282,000 for the quarter ended September 30, 2004. This decrease was largely a result of reduced research and development personnel-related costs during the quarter compared to the same period in 2004. Throughout the latter part of 2004 and during the first quarter of 2005, we reduced our R&D personnel and related expenses as the principal research and development required to support the Clearant Process ® in the tissue market was substantially complete. We anticipate we will continue to incur research and development costs, primarily for non-tissue products, but at a reduced rate, as a significant amount of R&D for tissue has been completed.
Stock-based Compensation
     We incurred $51,000 in stock-based compensation for the three months ended September 30, 2005, related to common stock and options granted to non-employees compared to $13,000 for non-employee stock options for the three months ended September 30, 2004. This increase was due to the issuance of common stock and options to outside consultants for services rendered during the period. From time to time, we may issue common stock to consultants for services rendered.
Net Interest Expense
     Net interest expense decreased to $0 for the quarter ended September 30, 2005, compared to net interest expense of $98,000 for the quarter ended September 30, 2004. This decrease was primarily the result of the repayment or conversion of bridge loans to common stock in connection with the March 31, 2005 merger.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs decreased to $0 from $413,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease was principally due to the exchange of 1.5 million shares of common stock to preferred stockholders of Clearant in order to consummate the March 31, 2005 merger. As of September 30, 2005, there was no outstanding preferred stock.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues
     Revenues from licensing activities increased 105% to $154,000 in the nine months ended September 30, 2005, from $75,000 in the nine months ended September 30, 2004, as a result of increased sales of human tissue treated with the Clearant Process ® . We expect licensing revenue to continue to increase as market acceptance of the Clearant Process ® becomes greater. We also anticipate beginning to receive revenue from our sterilization service. Revenues from contract research and grants declined 51% to $298,000 in the nine months ended September 30, 2005, from $614,000 in the same nine months last year. This decline largely resulted from a non-recurring $250,000 milestone payment from a single customer in the nine months ended September 30, 2004. We expect contract research and grant revenue to continue to decrease as our customers move towards licensing activities and sterilization services.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses decreased 13% to $5,839,000 for the nine months ended September 30, 2005, from $6,699,000 for the nine months ended September 30, 2004. The decrease was principally due to decreased expenses of approximately $794,000 associated with outside legal and marketing expenses and $62,000 associated with salary related expenses as compared to the same period last year. We expect our sales, general and administrative expenses to increase gradually as we increase our efforts in the commercialization of the Clearant Process ® through an increase in the sales force and market coverage.
Research and Development Expenses
     Research and development expenses decreased 57% to $1,727,000 for the nine months ended September 30, 2005, from $3,996,000 for the nine months ended September 30, 2004. This decrease was largely a result of reduced research and development personnel-related costs during the nine months compared to the same period in 2004. Throughout the latter part of 2004 and during the first quarter of 2005, we reduced our R&D personnel and related expenses as the principal research and development required to support the Clearant Process ® in the tissue market was substantially complete. We anticipate we will continue to incur research and development costs, primarily for non-tissue products, but at a reduced rate, as a significant amount of R&D for tissue has been completed.
Stock-based Compensation
     We incurred $503,000 in stock-based compensation for the nine months ended September 30, 2005, related to common stock and options granted to non-employees compared to $79,000 for non-employee stock options for the nine months ended September 30, 2004. This increase was due to the issuance of common stock and options to outside consultants for services rendered during the period. From time to time, we may issue common stock to consultants for services rendered.
Net Interest Expense
     Net interest expense increased to $1,786,000 for the nine months ended September 30, 2005, compared to net interest expense of $174,000 for the nine months ended September 30, 2004. This increase was primarily the result of increased interest expense associated with bridge loan borrowing from April 2004 through March 31, 2005.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs increased to $2,161,000 for the nine months ended September 30, 2005, compared to $1,215,000 for the nine months ended September 30, 2004, respectively. The increase was principally due to a $2,100,000 deemed preferred dividend as a result of our exchanging 1.5 million shares of common stock to preferred stockholders of Clearant in order to consummate the March 31, 2005 merger, partially offset by 2004 preferred dividends in the amount of $1,203,000. As of September 30, 2005, there was no outstanding preferred stock.
Liquidity and Capital Resources
     Net cash used in operating activities was $8,848,000 for the nine months ended September 30, 2005, compared to $7,552,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, cash used by operations resulted in a $7,950,000 net loss and a $2,364,000 decrease in accounts payable and accrued liabilities, primarily employee related. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2005, included depreciation and amortization expense of $380,000, non-cash charges of $503,000 for stock-based compensation, a non-cash gain on extinguishment of debt of $1,290,000, and non cash interest expense of $1,786,000.
     Our net cash used in investing activities was $164,000 for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $2,984,000 for the nine months ended September 30, 2004. Our investing activities consist primarily of intellectual property expenditures and investment purchases and proceeds from marketable securities. Compared to the first nine months of 2004, there were no marketable securities purchases or disposals during the nine months ended September 30, 2005.
     We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $10,931,000 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $5,993,000 for the nine months ended September 30, 2004. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of $11,266,000 in net proceeds from issuance of convertible notes and sales of common stock, primarily in connection with the merger, leaving a balance of approximately $2,083,000 in cash and cash equivalents at September 30, 2005.
     We have been unprofitable since our inception and we expect to incur additional operating losses for at least the next twelve months as we incur expenditures on sale and marketing, commercial operations, research and development. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results or financial condition or ability to operate profitably as a commercial enterprise.
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
     In November 2005, the Company closed a private placement of approximately $12 million in gross proceeds through the sale of common stock and warrants to purchase shares of common stock. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements for at least the next twelve months. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.
     We may seek to raise additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private placement of shares of equity securities, in order to increase the amount of our cash reserves on hand.
Contractual Obligations and Commercial Commitments
     We lease facilities and equipment under noncancelable operating leases with various expirations through 2007. The future minimum lease payments under these leases and other contractual obligations as of September 30, 2005 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 year	1 — 3 years	3 — 5 years	5 years
Operating lease obligations	$655	$560	$95	—	—

	$655	$560	$95	—	—
Off-Balance Sheet Arrangements
     Except for operating lease commitments disclosed above, as of September 30, 2005, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition” (SAB 104). Our revenue sources are licensing fees, performance milestones and contract research activities, with additional revenues generated from government grants.
     We license the Clearant Process ® to third parties who intend to incorporate our technology into their product and manufacturing processes. Customers may require contract research or commercial scale-up activities to support and validate the commercial applicability and eventual licensing of the Clearant Process ® . We recognize licensing revenue when a customer sells products incorporating the Clearant Process ® . Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements and ability to pay. Revenue related to contract research activities is recognized on a percentage-of-completion basis, provided the customer has the ability to pay. In the event cash is received in advance of services performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement or up to a maximum of fifteen years.
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
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. We do not expect adoption of FIN 47 to have a material impact on our financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) an amendment to APB Opinion No. 20, “Accounting Changes” (APB 20), and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3) though SFAS 154 carries forward the guidance in APB 20 and SFAS 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We do not currently anticipate making accounting changes other than those mandated by the adoption of new accounting pronouncements.

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
     At September 30, 2005, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.
Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
     Since our public float at the end of our third quarter of fiscal year 2005 is greater than $75 million, we will be required to comply with section 404 of the Sarbanes-Oxley Act (section 404) by the end of fiscal year 2005. In the second quarter of fiscal 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. We have not yet identified any deficiencies in internal control that would constitute a material weakness and there have not yet been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we complete the documentation and testing of internal controls there may be changes to our internal control structure in order to comply with section 404.

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
     None.
ITEM 5. Other Information
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

CLEARANT, INC.
Date: November 14, 2005	By:	/s/ ALAIN DELONGCHAMP
Alain Delongchamp
Chief Executive Officer

Date: November 14, 2005	By:	/s/ JON GARFIELD
Jon Garfield
Chief Financial Officer