Form 10-Q
period 2006-03-31
CLEARANT INC
filed 2006-05-10
CIK 1238579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated file and large accelerated file” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2006, there were 39,771,659 shares of registrant’s common stock, $0.0001 par value, outstanding.

CLEARANT, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,879	$10,141
Accounts receivable	275	208
Inventory	21	—
Prepaids and other assets	413	381

Total current assets	7,588	10,730

Property and equipment, net of $952 and $1,131 of accumulated depreciation at March 31, 2006 and 2005, respectively	330	415
Identifiable intangibles, net of $649 and $454 of accumulated amortization at March 31, 2006 and 2005, respectively	1,365	1,403
Deposits and other assets	244	244

Total assets	$9,527	$12,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,102	$1,292
Accrued liabilities	885	1,664
Deferred revenue	28	48
Bridge loans, net	106	106

Total current liabilities	2,121	3,110

Deferred revenue – noncurrent	59	60
Other liabilities	—	10

Total liabilities	2,180	3,180

Stockholders’ equity (deficit):
Common stock ($0.0001 par value; 200,000 shares authorized; 39,772 and 39,759 issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	4	4
Additional paid-in capital	82,427	82,179
Accumulated deficit	(75,084)	(72,571)

Total stockholders’ equity	7,347	9,612

Total liabilities and stockholders’ equity	$9,527	$12,792

See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Licensing	$79	$44
Fee for service	30	—
Contract research and milestones	61	43
Grants	20	20

Total revenues	190	107
Cost of sales	54	4

Gross Profit	136	103

Operating expenses:
Sales, general and administrative	2,475	1,992
Research and development	327	754

Total operating expenses	2,802	2,746

Loss from operations	(2,666)	(2,643)

Other income (expense):
Interest income (expense), net	71	(1,786)
Gain on extinguishment of debt	117	1,290
Other (loss) gain	(35)	39

Loss before provision (benefit) for incomes taxes	(2,513)	(3,100)
Provision (benefit) for income taxes	—	—

Net loss	(2,513)	(3,100)

Add: Preferred stock dividend and financing costs	—	(2,161)

Net loss attributable to common stock	$(2,513)	$(5,261)

Net loss per share:
Basic and diluted	$(0.06)	$(0.71)

Number of shares used in per share calculation:
Basic and diluted	39,764	7,370
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock, $0.0001
	par value		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	39,759	$4	$82,179	$(72,571)	$9,612

Exercise of common stock options	3	—	2		2
Issuance of common stock to consultants for services	10	—	38		38
Stock-based compensation	—	—	208		208

Net Loss				(2,513)	(2,513)

Balance at March 31, 2006 (unaudited)	39,772	$4	$82,427	$(75,084)	$7,347
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(2,513)	$(3,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	166
Stock-based compensation	208	—
Issuance of common stock to consultants for services rendered	51	—
Non-cash interest expense associated with convertible debt financings	—	1,786
Gain on extinguishment of debt and other, net	(82)	(1,329)
Warrant exchange for common stock	—	158
Changes in operating assets and liabilities:
Receivables and prepaids	(150)	98
Inventory	(21)	—
Accounts payable	(35)	24
Accrued liabilities	(760)	(588)
Deferred revenue	(21)	(21)
Other assets and liabilities	(10)	56

Net cash used in operating activities	(3,143)	(2,750)

Investing activities
Cost of identified intangibles	(68)	(51)
Capital expenditures	(53)	—
Cash received in 2005 merger activities	—	17

Net cash used in investing activities	(121)	(34)

Financing activities
Issuance of common stock, net of costs	—	8,455
Issuance of convertible notes payable, net of costs	—	2,811
Exercise of common stock options	2	2
Principal payments on capital lease obligations	—	(1)

Net cash provided by financing activities	2	11,267

Effect of translation adjustments on cash and cash equivalents	—	(7)

Change in cash and cash equivalents	(3,262)	8,476
Cash and cash equivalents, beginning of period	10,141	177

Cash and cash equivalents, end of period	$6,879	$8,653

Supplemental Disclosure of Non-cash Financing Activities:
During the three months ended March 31, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock	$38	$—
See accompanying notes to condensed financial statements.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2005 and 2004 and notes thereto in the Company’s Form 10K dated December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2005. All share data has been restated to reflect any reverse stock splits that took place following the periods presented. Certain reclassifications, where needed, were made in prior periods to be consistent with current period presentation. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2005, and footnotes thereto.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company’s revenue sources are licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, the Company recognizes revenues from government grants. The Company recognizes licensing revenue when a customer sells products incorporating the Clearant Process®. Revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, the Company will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, the Company will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement.
The Company evaluates the collectability of accounts receivables and provides a reserve for credit losses, as appropriate.
Grants
The Company receives certain grants that support a portion of the Company’s research efforts in defined research projects, usually specific product applications of the Clearant Process®. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is generally recognized ratably over each grant period and as costs under each grant are incurred.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
Cost of Revenues
Cost of revenues consists of costs associated with providing sterilization services to customers. Prior to 2006, cost of revenues consists of minimum royalties paid on certain contracting activities and are recognized when the related revenue is recognized.
Extinguishment of Debt
Extinguishment of debt consists of a gain recognized for the settlement of outstanding payables for the three months ended March 31, 2006, which, while unusual in nature, is not an infrequent transaction for the Company. For the three months ended March 31, 2005, a gain was recognized for the exchange of warrants for outstanding debt in conjunction with the merger transaction.
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
Cash and Cash Equivalents
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
Stock-Based Compensation
On January 1, 2006, we adopted Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employees or directors stock options recognized during the three months ended March 31, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three months ended March 31, 2006 was $208. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.06, if we had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.06.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The estimated fair value of options granted to employees and directors during the quarter ended March, 31, 2006, was $207. Assumptions used to value the options granted were expected volatility of 79.6%, risk-free interest rate of 4.46%, weighted average expected lives of 6.25 years and expected dividend yield of zero.
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

Net loss as reported	$(5,261)
Less: Stock-based expense determined under fair value based method	(132)

Pro forma net loss	$(5,393)

Net loss per share
As reported — basic and diluted	$(0.71)
Pro forma — basic and diluted	$(0.73)
There were no options granted during the quarter ended March 31, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statements of Operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be 2%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards the Company used the Award’s contractual term as a proxy for its expected terms. For new grants after December 31, 2005, we estimate expected term using the “safe harbor” provisions provided in SAB 107. We use historical data to estimate forfeitures.
We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.
NOTE 3 – NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005, since their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2006	2005

Stock Options	2,862,000	4,997,000
Warrants	5,512,000	3,317,000

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2006	2005
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock	$(2,513)	$(5,261)
Denominator:
Weighted average common stock shares outstanding	39,764,000	7,370,000

Net loss per share, basic and diluted	$(0.06)	$(0.71)

NOTE 4 – COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the three months ended March 31, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock.
During the three months ended March 31, 2006, the Company issued two-year warrants to such holders to purchase an aggregate 332,220 shares of our common stock at an exercise price of $4.96 per share with a fair value of $98,922 as of March 31, 2006, in connection with a settlement of disputed claims, at the discretion of the Company.
During 2005, the Company issued 57,979 shares of common stock with a fair value of $235 to consultants for services rendered to the Company. A portion of the fair value, $203, is for services to be rendered over a twelve month contract. Accordingly, $51 is reflected in sales, general and administrative expenses for the three months ended March 31, 2006.
Lock-up Period
For a period beginning on March 25, 2005 and ending on March 25, 2006, the existing holders of Clearant’s common stock immediately prior to the 2005 merger cannot (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase, make any short sale or otherwise transfer or dispose of or agree to dispose of, directly or indirectly, any common stock of the Corporation or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the common stock in cash or otherwise, whether or not for consideration, and in each of the four consecutive three-month periods beginning on March 25, 2006 will not transfer, on a non-cumulative basis, more than 25% of the common stock held by any such person as of March 25, 2005. As of March 25, 2007, there shall be no further transfer restrictions except as provided by law.
NOTE 5 – STOCK-BASED AWARDS
Stock Options
Effective March 31, 2005 and in conjunction with its reverse merger consummated March 31, 2005, the Company cancelled all stock options previously issued to employees and non-employees with exercise prices greater than $3.50 per share (the 2005 Option Cancellations). As a result of the 2005 Options Cancellations, the Company retained stock options to employees and non-employees at March 31, 2005 of approximately 1,918,588 shares (the Existing Options), which are grandfathered under the Company’s 2000 Stock Option Plan, as amended (the 2000 Plan). As of December 31, 2005, there are no future grants available under the 2000 Plan.
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
A summary of activity under the Plans as of December 31, 2005 and for the year then ended, and as of March 31, 2006 and for the quarter then ended is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2004	5,253,000	$0.60-$7.94	319,000	$0.60-$7.22	5,572,000	$0.60-$7.94
Granted	1,254,000	$3.86-$4.51	120,000	$4.12	1,374,000	$3.86-$4.51
Exercised	(86,000)	$0.60	—	$—	(86,000)	$0.60
Change in status	(266,000)	$0.60-$2.30	226,000	$0.60-$2.30	—	—
Canceled	(3,799,000)	$0.60-$7.94	(285,000)	$0.60-$7.22	(4,084,000)	$0.60-$7.94

Outstanding at December 31, 2005	2,396,000	$0.60-$7.94	380,000	$0.60-$7.22	2,776,000	$0.60-$7.94
Granted	175,000	$1.64	—	$—	175,000	$1.64
Exercised	(3,000)	$0.60	—	$—	(3,000)	$0.60
Change in status	—	$—	—	$—	—	$—
Canceled	(81,000)	$0.60-$4.51	(5,000)	$2.30	(86,000)	$0.60-$4.51

Outstanding at March 31, 2006	2,487,000	$0.60-$7.94	375,000	$0.60-$7.22	2,862,000	$0.60-$7.94

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and March 31, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2005:
Employees – Outstanding	2,396,000	$2.83	7.17	$692,000
Employees – Expected to Vest	2,376,000	$2.82	7.16	$692,000
Employees – Exercisable	1,563,000	$2.25	6.03	$692,000

Non-Employees – Outstanding	380,000	$2.04	5.78	$287,000
Non-Employees – Expected to Vest	380,000	$2.04	5.78	$287,000
Non-Employees – Exercisable	380,000	$2.04	5.78	$287,000

As of March 31, 2006:
Employees – Outstanding	2,487,000	$2.71	7.06	$337,000
Employees – Expected to Vest	2,465,000	$2.71	7.05	$337,000
Employees – Exercisable	1,556,000	$2.25	5.78	$337,000

Non-Employees – Options Outstanding	375,000	$2.04	5.49	$146,000
Non-Employees – Expected to Vest	375,000	$2.04	5.49	$146,000
Non-Employees – Options Exercisable	375,000	$2.04	5.49	$146,000

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The total intrinsic value of options exercised for the year ended December 31, 2005 was $297. Prior to 2005, options exercised were immaterial. Cash received from stock options exercised during the year ended December 31, 2005 and the quarters ended March 31, 2006 and 2005 were $50, $2, and $2, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $3. The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003, were approximately $1,480, $3,270, and $2,680, respectively.
Included in the table above, at March 31, 2006 and 2005, were options outstanding for 380,000 and 375,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of March 31, 2006, there was $1,398 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 3.35 years.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2006 the Company had 3,906,047 shares of unissued shares reserved for issuance under our 2005 Stock Award Plan.
NOTE 6 – REVERSE MERGER TRANSACTION
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
Details and analysis of the capital transactions and adjustments recorded to the Company’s balance sheet in conjunction with the merger are more fully described in the Company’s December 31, 2005 Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
NOTE 7 – SUBSEQUENT EVENTS
In April 2006, the Company entered into an agreement whereby it agrees to pay $600 which can be applied to the future purchase of tissues treated with the Clearant Process®. Beginning in 2006, the Company will act as a processor’s representative by providing tissue to the marketplace to further demand for tissue treated with the Clearant Process®. These tissues will be considered inventory of the Company from the date of receipt until depleted. Also included in the agreement are the exclusive rights to be a processor’s representative in six U.S. markets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 1A of our Form 10-K for the year ended December 31, 2005.
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
•	Ten signed agreements with tissue banks Six license agreements

Four sterilization service agreements

•	One signed license agreement with a recombinant manufacturer.

     In addition, we are assessing and implementing opportunities to be a processor representative for certain tissue products of our customers in order to facilitate market penetration of Clearant Process®-treated tissues. In February 2006, we ordered approximately $240,000 of tissues that will be treated with the Clearant Process®. In addition in April 2006, we entered into an agreement whereby we agreed to pay $600,000 which can be applied to the future purchase of tissues treated with the Clearant Process®. Beginning in 2006, we will act as a processor’s representative by providing tissue to the marketplace to further demand for tissue treated with the Clearant Process®. These tissues will be considered inventory of Clearant from the date of receipt until depleted.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
     Our total revenue increased by $83,000 or 78%, to $190,000 for the quarter ended March 31, 2006, from $107,000 for the year ended March 31, 2005. Revenues from licensing activities and sterilization services increased 148% to $109,000 in the quarter ended March 31, 2006, from $44,000 in the quarter ended March 31, 2005, as a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We expect licensing and sterilization service revenue to continue to increase as market acceptance of the Clearant Process® becomes greater and more of our licensees commercialize our technology.
     Revenues from contract research, milestones and grants increased 29% to $81,000 in the quarter ended March 31, 2006, from $63,000 in the same quarter last year. The increase is primarily related to non-recurring milestones reached during the three months ended March 31, 2006.
     During 2005 we changed our emphasis away from one-time, generally non-recurring research and grant revenue to obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect these license, sterilization and other revenue streams to be more characteristic of recurring revenue. In addition, we expect that the costs associated with sales through sterilization service to increase as the use of our sterilization service increases.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased by $483,000 or 24%, to $2,475,000 for the quarter ended March 31, 2006, from $1,992,000 for the quarter ended March 31, 2005. The increase was principally due to increased accounting expenses, primarily related to Sarbanes Oxley and marketing and advertising fees for work performed in the three months ended March 31, 2006. These cost increases were slightly offset with decreased spending on legal fees in the first quarter of 2006. We expect our sales, general and administrative expenses to increase gradually as we increase our efforts in the commercialization of the Clearant Process® through an increase in the sales force and market coverage. The timing of the increased sales expenses will be affected by the effort required to act as a processor’s representative by providing tissue to the marketplace for such the tissues or future tissue orders (if any) among other factors.
     We incurred $259,000 in non-cash stock-based compensation for the three months ended March 31, 2006, compared to $0 for the three months ended March 31, 2005. This increase was due to the implementation of SFAS 123(R) in the amount of $206,000. In addition we issued common stock to outside consultants for services rendered during the period in the amount of $51,000. From time to time, we may issue common stock to consultants for services rendered.
Research and Development Expenses
     Research and development expenses decreased 57% to $327,000 for the quarter ended March 31, 2006, from $754,000 for the quarter ended March 31, 2005. This decrease was largely a result of reduced research and development costs associated with the closing of the Maryland facility during the quarter compared to the same period in 2005. Throughout the latter part of 2005 and during the first quarter of 2006, we closed our Maryland facility and reduced our R&D personnel and related expenses due to our shift in focus from research and development to the commercialization of the Clearant Process®. We anticipate that we will continue to reduce research and development costs.
     In addition, we are exploring opportunities to complement in-house research and development with a third party research and development consulting firm, which we believe will provide a broader expertise in research and development and allow us to maintain a low research and development headcount.
Other Income/Expense
     For the quarter ended March 31, 2006, we recognized $71,000 in net interest income compared to $1,786,000 in net interest expense for the same quarter last year. The expense was primarily the result of the issuance of additional bridge loans in the beginning of 2005 and subsequent payoff of all outstanding loan interest prior to the reverse merger transaction during 2005. In addition, we have $6,879,000 cash on hand as of March 31, 2006, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2006, although this amount will decrease as the cash is depleted. Additionally there was an $117,000 gain on extinguishment of debt and a $35,000 loss on disposal of fixed assets in connection with the closing of the Maryland facility for the quarter ended March 31, 2006. From time to time, we may participate in these infrequent events.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs decreased to $0 from $2,161,000 for the quarters ended March 31, 2006 and 2005, respectively. The increase was principally due to the conversion of preferred stock in conjunction with the reverse merger transaction during 2005. As of March 31,2006 and 2005, there were no shares of preferred stock outstanding.
Liquidity and Capital Resources
     Net cash used in operating activities was $3,143,000 for the three months ended March 31, 2006, compared to $2,750,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, cash used by operations resulted in a $2,513,000 net loss and a $760,000 decrease in accrued liabilities, primarily related to Maryland facility closing expenses accrued for in 2005 and paid in 2006. Significant non-cash adjustments to operating activities for the three months ended March 31, 2006, included depreciation and amortization expense of $190,000, non-cash charges of $208,000 for stock-based compensation, $51,000 for common stock issued to consultants for services rendered, and a non-cash gain on extinguishment of debt and other of $82,000.
     Our net cash used in investing activities was $121,000 for the three months ended March 31, 2006 compared to $34,000 for the three months ended March 31, 2005. Our investing activities consist primarily of intellectual property expenses and capital expenditures. Compared to the first three months of 2005, there were more capital expenditures and no merger activities during the three months ended March 31, 2006.
     We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $2,000 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $11,267,000 for the three months ended March 31, 2005. Cash provided by financing activities for the three months ended March 31, 2006 consisted of $2,000 in the exercise of common stock options, leaving a balance of approximately $6,879,000 in cash and cash equivalents at March 31, 2006.
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
Contractual Obligations and Commercial Commitments
     We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of March 31, 2006 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Lease obligations	$219	$177	$41	$1	$—

	$219	$177	$41	$1	$—
Bridge loans	106	106	—	—	—
Purchase obligations	121	121	—	—	—

	$446	$404	$41	$—	$—
Off-Balance Sheet Arrangements
     Except for operating lease commitments disclosed above, as of March 31, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition” (SAB 104). Our revenue sources are licensing fees, sterilization services, performance milestones and contract research activities, with additional revenues generated from government grants.
     We license the Clearant Process ® to third parties who intend to incorporate our technology into their product and manufacturing processes. Customers may require contract research or commercial scale-up activities to support and validate the commercial applicability and eventual licensing of the Clearant Process ® . In addition, we provide customers the option of using our sterilization services whereby we apply the Clearant Process® for our customers. We recognize licensing revenue when a customer sells products incorporating the Clearant Process ® . Revenue related to our sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements and ability to pay. Revenue related to contract research activities is recognized on a percentage-of-completion basis, provided the customer has the ability to pay. In the event cash is received in advance of services performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement or up to a maximum of fifteen years.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS 156 will have on our results of operations and financial position.
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
     At March 31, 2006, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.
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
ITEM 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2006, we issued 10,259 shares of common stock with a fair value of approximately $38,000 for the cancellation of debt. We also issued two-year warrants to such holders to purchase an aggregate 332,220 shares of our common stock at an exercise price of $4.96 per share with a fair value of $98,922 as of March 31, 2006, in connection with a settlement of disputed claims. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
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

CLEARANT, INC.
Date: May 10, 2006	By:	/s/ ALAIN DELONGCHAMP
Alain Delongchamp
Chief Executive Officer

Date: May 10, 2006	By:	/s/ JON GARFIELD
Jon Garfield
Chief Financial Officer