Form 10-Q
period 2006-06-30
CLEARANT INC
filed 2006-08-04
CIK 1238579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, there were 39,912,659 shares of registrant’s common stock, $0.0001 par value, outstanding.

CLEARANT, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,595	$10,141
Accounts receivable	199	208
Inventory	56	—
Prepaids and other assets	1,141	381

Total current assets	5,991	10,730

Property and equipment, net of $1,002 and $1,148 of accumulated depreciation at June 30, 2006 and December 31, 2005, respectively	316	415
Identifiable intangibles, net of $776 and $545 of accumulated amortization at June 30, 2006 and December 31, 2005, respectively	1,312	1,403
Deposits and other assets	98	244

Total assets	$7,717	$12,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,173	$1,292
Accrued liabilities	1,006	1,664
Deferred revenue	22	48
Bridge loans, net	106	106

Total current liabilities	2,307	3,110

Deferred revenue — noncurrent	57	60
Other liabilities	—	10

Total liabilities	2,364	3,180

Stockholders’ equity:
Common stock ($0.0001 par value; 200,000 shares authorized; 39,913 and 39,759 issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	4	4
Additional paid-in capital	82,777	82,179
Accumulated deficit	(77,428)	(72,571)

Total stockholders’ equity	5,353	9,612

Total liabilities and stockholders’ equity	$7,717	$12,792

See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Licensing	$89	$48	$168	$92
Direct distribution	9	—	9	—
Fee for service	—	—	30	—
Contract research and milestones	1	108	62	151
Grants	7	35	27	55

Total revenues	106	191	296	298

Cost of sales	58	5	113	9

Gross Profit	48	186	183	289
Operating expenses:
Sales, general and administrative	2,312	2,005	4,789	3,997
Research and development	143	508	468	1,262

Total operating expenses	2,455	2,513	5,257	5,259

Loss from operations	(2,407)	(2,327)	(5,074)	(4,970)

Other income (expense):
Interest income (expense), net	64	—	135	(1,786)
Gain on extinguishment of debt	—	—	117	1,329
Other (loss) gain	—	—	(35)	—

Loss before provision (benefit) for income taxes	(2,343)	(2,327)	(4,857)	(5,427)

Provision (benefit) for income taxes	—	—	—	—

Net Loss	(2,343)	(2,327)	(4,857)	(5,427)
Add: Preferred stock dividend and financing costs	—	—	—	(2,161)

Net loss attributable to common stock	$(2,343)	$(2,327)	$(4,857)	$(7,588)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.35)

Number of shares used in per share calculation:
Basic and diluted	39,849	35,860	39,807	21,850
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock, $0.0001
	par value		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	39,759	$4	$82,179	$(72,571)	$9,612

Exercise of common stock options	44	—	26		26
Issuance of common stock to consultants for services	110	—	168		168
Stock-based compensation	—	—	404		404

Net Loss				(4,857)	(4,857)

Balance at June 30, 2006	39,913	$4	$82,777	$(77,428)	$5,353

See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating activities
Net loss	$(2,343)	$(2,327)	$(4,857)	$(5,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	81	348	247
Non-cash stock-based compensation	196	—	404	—
Issuance of common stock to consultants for services rendered	38	452	89	452
Non-cash interest expense associated with convertible debt financings	—	—	—	1,786
Gain on extinguishment of debt and other, net	—	—	(82)	(1,329)
Warrant exchange for common stock	—	—	—	158
Changes in operating assets and liabilities:
Receivables and prepaids	(597)	(77)	(747)	21
Inventory	(35)	—	(56)	—
Accounts payable	77	(360)	42	(334)
Accrued liabilities	120	(796)	(639)	(1,384)
Deferred revenue	(8)	(83)	(29)	(104)
Other assets and liabilities	183	(111)	173	(57)

Net cash used in operating activities	(2,211)	(3,221)	(5,354)	(5,971)

Investing activities
Cost of identified intangibles	(72)	(50)	(140)	(101)
Capital expenditures	(19)	(35)	(72)	(35)
Cash received in 2005 merger activities	—	—	—	17

Net cash used in investing activities	(91)	(85)	(212)	(119)

Financing activities
Issuance of common stock, net of costs	—	—	—	8,455
Issuance of convertible notes payable, net of costs	—	—	—	2,811
Exercise of common stock options	24	17	26	19
Principal payments on bridge loans	—	(366)	—	(366)
Principal payments on capital lease obligations	(6)	—	(6)	(1)

Net cash provided (used) by financing activities	18	(349)	20	10,918

Effect of translation adjustments on cash and cash equivalents	—	1	—	(6)

Change in cash and cash equivalents	(2,284)	(3,654)	(5,546)	4,822

Cash and cash equivalents, beginning of period	6,879	8,653	10,141	177

Cash and cash equivalents, end of period	$4,595	$4,999	$4,595	$4,999

Supplemental Disclosure of Non-cash Financing Activities:
During the six months ended June 30, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock	$—	$—	$38	$—
See accompanying notes to condensed financial statements.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2005 and 2004 and notes thereto in the Company’s Form 10-K dated December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2005. All share data has been restated to reflect any reverse stock splits that took place following the periods presented. Certain reclassifications, where needed, were made in prior periods to be consistent with current period presentation. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2005, and footnotes thereto.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company’s revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, the Company recognizes revenues from government grants. The Company recognizes direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, the Company will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, the Company will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. The Company includes shipping charges in the gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of sales.
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

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. Prior to 2006, cost of revenues consists of minimum royalties paid on certain contracting activities and are recognized when the related revenue is recognized.
Extinguishment of Debt
Extinguishment of debt consists of a gain recognized for the settlement of outstanding payables for the six months ended June 30, 2006, which, while unusual in nature, is not an infrequent transaction for the Company. For the six months ended June 30, 2005, a gain was recognized for the exchange of warrants for outstanding debt in conjunction with the merger transaction.
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
The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.
Stock-Based Compensation
On January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employees or directors stock options recognized during the three and six months ended June 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and six months ended June 30, 2006 was $196 and $404, respectively. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $0.05 and $0.11 respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.06 and $0.12 respectively.
The estimated fair value of options granted to employees and directors during the three and six months ended June 30, 2006, was $1,005 and $1,213, respectively. Assumptions used to value the options granted were as follows:

Expected volatility	79.6%-89.0%
Risk-free interest rate	4.46%-5.18%
Expected life in years	5.17-6.25
Expected dividend yield	0%
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(2,327)	$(7,588)
Less: Stock-based expense determined under fair value based method	(34)	(166)

Pro forma net loss	$(2,361)	$(7,754)

Net loss per share
As reported — basic and diluted	$(0.06)	$(0.35)
Pro forma — basic and diluted	$(0.07)	$(0.35)
On June 30, 2005, the Company granted options to non-employees to purchase 120,000 shares of common stock. The options were fully vested and exercisable upon grant. The Company valued the options using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate - 3.94%, expected life — 10 years, dividend yield — 0% and volatility — 71%. The full value of the options, $386, were charged to stock-based compensation expense for the three months ended June 30, 2005, as all services related to the options had been completed.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Statements of Operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be approximately 8% from 2% as of March 31, 2006. To date, stock-based compensation expense has been reduced by forfeitures of approximately $35. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The Company determines the fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards. Prior to 2006, when valuing awards the Company used the award’s contractual terms as a proxy for its expected terms. For new grants after December 31, 2005, the Company estimates expected term using the “safe harbor” provisions provided in SAB 107. The Company uses historical data to estimate forfeitures.
The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (SFAS 151). SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the 2006 did not have a material impact on our financial reporting and disclosures.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.
NOTE 3 — NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2006 and 2005, since their effect would have been antidilutive:

	Six Months Ended
	June 30,
	2006	2005
Stock Options	4,135,000	1,904,000
Warrants	5,512,000	3,317,000
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,343)	$(2,327)	$(4,857)	$(7,588)
Denominator:
Weighted average common stock shares outstanding	39,849	35,860	39,807	21,850

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.35)

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 4 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the six months ended June 30, 2006, the Company issued 100,000 shares of common stock with a fair value of $130 to consultants for services to be rendered to the Company over a twelve month contract. Accordingly, $22 is reflected in sales, general and administrative expenses for the six months ended June 30, 2006.
During the six months ended June 30, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock.
During the six months ended June 30, 2006, the Company issued two-year warrants to such holders to purchase an aggregate 332,220 shares of our common stock at an exercise price of $4.96 per share with a fair value of $98,922 as of March 31, 2006, in connection with a settlement of disputed claims, at the discretion of the Company.
During 2005, the Company issued 57,979 shares of common stock with a fair value of $235 to consultants for services rendered to the Company. A portion of the fair value, $203, is for services to be rendered over a twelve month contract. Accordingly, $67 and $66 is reflected in sales, general and administrative expenses for the six months ended June 30, 2006 and 2005, respectively.
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
NOTE 5 - STOCK-BASED AWARDS
Stock Options
Effective March 31, 2005 and in conjunction with its reverse merger consummated March 31, 2005, the Company cancelled all stock options previously issued to employees and non-employees with exercise prices greater than $3.50 per share (2005 Option Cancellations). As a result of the 2005 Options Cancellations, the Company retained stock options to employees and non-employees at March 31, 2005 of approximately 1,918,588 shares (Existing Options), which are grandfathered under the Company’s 2000 Stock Option Plan, as amended (2000 Plan). As of December 31, 2005, there are no future grants available under the 2000 Plan.
On June 30, 2005, the stockholders approved the Clearant, Inc. 2005 Stock Award Plan (2005 Plan). There are 5,081,412 shares of common stock authorized for issuance under the Plan. Accordingly, an aggregate of 7,000,000 shares of common stock are reserved for issuance upon exercise of options under the 2000 Plan and 2005 Plan. The terms of the 2005 Plan provide for grants of stock options (NSO), stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock or other property. Employees, officers, directors and consultants are eligible for awards under the 2005 Plan. However, incentive stock options (ISO) may only be granted to employees. An ISO will have the terms stated in the option agreement, provided, however, that the term shall be no more than ten years from the date of grant and the exercise price shall be no less than 100% of the estimated fair market value per share on the date of grant. NSOs shall

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
have a term of no more than 10 years from the date of grant and an exercise price of no less than 85% of the estimated fair market value per share on the date of grant. Options granted to an individual who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company, shall have an exercise price equal to no less than 110% of fair market value and a term of no more than five years from the date of grant. The vesting period for ISOs and NSOs is generally four years from the date of grant.
A summary of activity under the 2000 and 2005 Plans as of December 31, 2005 and for the year then ended, and as of June 30, 2006 and for the six months then ended is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2004	5,253,000	$0.60-$7.94	319,000	$0.60-$7.22	5,572,000	$0.60-$7.94
Granted	1,254,000	$3.86-$4.51	120,000	$4.12	1,374,000	$3.86-$4.51
Exercised	(86,000)	$0.60	—	$—	(86,000)	$0.60
Change in status	(226,000)	$0.60-$2.30	226,000	$0.60-$2.30	—	—
Canceled	(3,799,000)	$0.60-$7.94	(285,000)	$0.60-$7.22	(4,084,000)	$0.60-$7.94

Outstanding at December 31, 2005	2,396,000	$0.60-$7.94	380,000	$0.60-$7.22	2,776,000	$0.60-$7.94
Granted	1,616,000	$0.75-$1.64	25,000	$0.91	1,641,000	$0.75-$1.64
Exercised	(3,000)	$0.60	(41,000)	$0.60	(44,000)	$0.60
Change in status	(63,000)	$0.60	63,000	$0.60	—	$0.60
Canceled	(196,000)	$0.60-$4.51	(42,000)	$2.30	(238,000)	$0.60-$4.51

Outstanding at June 30, 2006	3,750,000	$0.60-$7.94	385,000	$0.60-$7.22	4,135,000	$0.60-$7.94

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and June 30, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2005:
Employees — Outstanding	2,396,000	$2.83	7.17	$692,000
Employees — Expected to Vest	2,376,000	$2.82	7.16	$692,000
Employees — Exercisable	1,563,000	$2.25	6.03	$692,000

Non-Employees — Outstanding	380,000	$2.04	5.78	$287,000
Non-Employees — Expected to Vest	380,000	$2.04	5.78	$287,000
Non-Employees — Exercisable	380,000	$2.04	5.78	$287,000

As of June 30, 2006:
Employees — Outstanding	3,750,000	$2.02	7.97	$—
Employees — Expected to Vest	3,567,000	$2.03	7.90	$—
Employees — Exercisable	1,658,000	$2.48	5.93	$—

Non-Employees — Options Outstanding	385,000	$1.83	5.86	$—
Non-Employees — Expected to Vest	385,000	$1.83	5.86	$—
Non-Employees — Options Exercisable	360,000	$1.92	5.48	$—
The total intrinsic value of options exercised for the year ended December 31, 2005 was $297. Prior to 2005, options exercised were immaterial. Cash received from stock options exercised during the year ended December 31, 2005 and

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
the six months ended June 30, 2006 and 2005 were $50, $26, and $19, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $14 and $18, respectively. The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003, were approximately $1,480, $3,270, and $2,680, respectively.
Included in the table above, at June 30, 2006 and 2005, were options outstanding for 385,000 and 380,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of June 30, 2006, there was $2,103 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 3.6 years.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2006 the Company had 2,579,130 shares of unissued shares reserved for issuance under our 2005 Plan.
NOTE 6 — REVERSE MERGER TRANSACTION
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
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, results of additional clinical studies, acceptance and success of our direct distribution of allografts, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 1A of our Form 10-K for the year ended December 31, 2005.
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
     To date, we have signed a total of 11 agreements with customers to utilize the Clearant Process® with their products. Through June 2006, we have signed six licensing agreements with tissue banks, and one with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Clearant Process®-treated tissues produced by our licensees have been implanted by doctors in more than 8,000 patients since January 2004. Additionally, in September 2005, we launched a new sterilization service which allows tissue banks to send tissue that is ready for sterilization to our facility in Chicago. This tissue will then be irradiated under Clearant Process® conditions by us. To date in 2006, we have signed four such sterilization service agreements with tissue banks and five customers have launched tissue products that were treated using the Clearant Process®. Despite these agreements being signed the adoption from our licenscees and sterilization service customers has been unpredictable and slower than desired. Examples of this include one tissue bank who postponed the application of bone implants, despite indicating earlier that the Clearant

Process ® would be applied to these products in the 2nd quarter of 2006. Currently, the customer has indicated adoption in the 4th quarter of 2006, but a final timetable is still being established. Another example is a tissue bank who has not successfully scaled up its operations and is estimating that this will delay their implementation of the Clearant Process ® by six months. A third example is a tissue bank that has not established a timetable for adopting and marketing the Clearant Process ® despite having signed an agreement. We plan to continue pursuing adoption of these license and sterilization service contracts and pursue additional contracts, in addition to the recent implementation of our direct distribution plan.
     Based on these license and sterilization service results we implemented a plan to better market and promote adoption of the Clearant Process® which is to directly distribute Clearant Process® sterile implants of our customers. In February 2006, we ordered approximately $240,000 of tissues that were treated with the Clearant Process®. In April 2006, we entered into a tissue supply and inventory agreement whereby we have the exclusive rights to six territories. Under this agreement we paid $600,000 which can be applied to the future purchase of tissues treated with the Clearant Process®. Under the terms of this agreement a prepayment is required upon ordering tissue. This payment and future payments under this agreement will be classified as a prepayment. Upon receipt of the inventory it will be reclassified as inventory until distributed. We began hiring salespeople in the second quarter 2006 and had 5 salespeople employed as of June 30th, 2006. We expect to hire additional sales people in the second half of 2006. In the second half of June 2006, our sales people began to directly distribute Clearant Process® sterile implants.
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
     Our total revenue decreased by $85,000 or 45%, to $106,000 for the quarter ended June 30, 2006, from $191,000 for the quarter ended June 30, 2005. Revenues from licensing activities increased 85% to $89,000 in the quarter ended June 30, 2006, from $48,000 in the quarter ended June 30, 2005, as a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We are continuing to market the license and sterilization service to gain further adoption.
     Revenues from direct distribution of Clearant Process® sterile implants were $9,000 during the quarter ended June 30, 2006, marking approximately two weeks of the newly adopted direct distribution revenue model. We expect revenue from direct distribution to increase as our sales force becomes fully integrated into the marketplace.
     Revenues from contract research, milestones and grants decreased to $1,000 in the quarter ended June 30, 2006, from $108,000 in the same quarter last year. The decrease is primarily related to non-recurring milestones reached during the three months ended June 30, 2005.
     During 2005 and 2006 we changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect these direct distribution, license and sterilization revenue to be more characteristic of recurring revenue. In addition, we expect that the costs associated with the direct distribution and sterilization services to increase in conjunction with the revenue increase.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased by $307,000 or 15%, to $2,312,000 for the quarter ended June 30, 2006, from $2,005,000 for the quarter ended June 30, 2005.
     Included in the $2,312,000 for the quarter ended June 30, 2006, are approximately $196,000 of non-cash stock-based compensation and $38,000 of stock option grants to consultants, $90,000 of non-cash patent-related expenses, $88,000 of sales-related expenses associated with the initial setup of the direct distribution sales force, and approximately $156,000 of legal costs associated with civil action involving certain statements regarding a competitor’s product claim and regulatory matters.
     We incurred $196,000 in non-cash stock-based compensation for the quarter ended June 30, 2006, which is related to the implementation of SFAS 123(R) in 2006. We issued common stock and stock options to outside consultants for services rendered during the quarter ended June 30, 2006 and 2005, in the amount of $38,000 and $452,000, respectively. This decrease was due to a non-recurring grant of stock options to non-employees made during the quarter ended June 30, 2005. From time to time, we may issue common stock to consultants for services rendered and incur patent-related costs.
     The $307,000 increase for the quarter ended June 30, 2006, from the quarter ended June 30, was principally due to increased sales and marketing expenses, recruiting fees and legal fees related to a civil action involving statements regarding a competitor’s product claim and regulatory matters. We do not believe that the claim is likely to have a material effect on our financial results, or that ongoing litigation expenses related to this matter will be material. We expect our sales, general and administrative expenses to correlate with the revenue from our direct distribution revenue model. Sales and marketing expenses increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.

Research and Development Expenses
     Research and development expenses decreased 72% to $143,000 for the quarter ended June 30, 2006, from $508,000 for the quarter ended June 30, 2005. This decrease was largely a result of reduced research and development costs associated with the reduction of our R&D personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. We anticipate that we will continue to reduce research and development costs.
     In addition, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
     For the quarter ended June 30, 2006, we recognized $64,000 in net interest income compared to $0 for the same quarter last year. We have $4,595,000 cash on hand as of June 30, 2006, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2006, although this amount will decrease as the cash is depleted.
Preferred Stock Dividend and Financing Costs
     As of June 30, 2006 and 2005, there were no shares of preferred stock outstanding and therefore no dividends.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues
     Our total revenue decreased by $2,000 to $296,000 for the six months ended June 30, 2006, from $298,000 for the six months ended June 30, 2005. Revenues from licensing activities increased 83% to $168,000 in the quarter ended June 30, 2006, from $92,000 in the quarter ended June 30, 2005, as a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. Additionally, sterilization service revenue was $30,000 for the six month ended June 30, 2006, as we introduced an opportunity for potential customers to try the Clearant Process®. We are continuing to market the license and sterilization service to gain further adoption.
     Revenues from direct distribution of Clearant Process® sterile implants were $9,000 during the six months ended June 30, 2006, marking approximately two weeks of the newly adopted direct distribution revenue model. We expect revenue from direct distribution to increase as our sales force becomes fully integrated into the marketplace.
     Revenues from contract research, milestones and grants decreased 59% to $62,000 in the six months ended June 30, 2006, from $151,000 in the same six months last year. The decrease is primarily related to a greater amount of non-recurring milestones reached during the three months ended June 30, 2005.
     During 2005 and 2006 we changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect these direct distribution, license and sterilization revenue to be more characteristic of recurring revenue. In addition, we expect that the costs associated with the direct distribution and sterilization services to increase in conjunction with the revenue increase.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased by $792,000 or 20%, to $4,789,000 for the six months ended June 30, 2006, from $3,997,000 for the six months ended June 30, 2005.
     Included in the $4,789,000 for the six months ended June 30, 2006, are approximately $404,000 of non-cash stock-based compensation and $89,000 of stock option grants to consultants, $178,000 of non-cash patent-related expenses, $118,000 of sales-related expenses associated with the initial setup of the direct distribution sales force, and approximately $156,000 of legal costs associated with civil action involving certain statements regarding a competitor’s product claim and regulatory matters.
     We incurred $404,000 in non-cash stock-based compensation for the six-months ended June 30, 2006, which is related to the implementation of SFAS 123(R) in 2006. In addition, we issued common stock and stock options to outside consultants for services rendered during the six months ended June 30, 2006 and 2005, in the amount of $89,000 and $452,000, respectively. This decrease was due to a non-recurring grant of stock options to non-employees made During the six months ended June 30, 2005. In addition, there was an increase in non-cash patent-related expenses of $178,000 for the six months ended June 30, 2006, compared to $79,000 to the same six months in 2005. From time to time, we may issue common stock to consultants for services rendered and incur patent-related costs.
     The $792,000 increase for the six months ended June 30, 2006, from the six months ended June 30, 2005 was principally due to increased sales and marketing expenses, recruiting fees and legal fees related to a civil action involving certain statements regarding a competitor’s product claim and regulatory matters. We do not believe that the claim is likely to have a material effect on our financial results, or that ongoing litigation expenses related to this matter will be material. We expect our sales, general and administrative expenses to correlate with the revenue from our direct distribution revenue model. Sales and marketing expense increases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
Research and Development Expenses
     Research and development expenses decreased 63% to $468,000 for the six months ended June 30, 2006, from $1,262,000 for the six months ended June 30, 2005. This decrease was largely a result of reduced research and development costs associated with the closing of the Maryland facility during the six months ended June 30, 2006, compared to the same period in 2005. Throughout the latter part of 2005 and during the first quarter of 2006, we closed our Maryland facility and reduced our R&D personnel and related expenses due to our shift in focus from research and development to the commercialization of the Clearant Process®. We anticipate that we will continue to reduce research and development costs.
     In addition, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
     For the six months ended June 30, 2006, we recognized $135,000 in net interest income compared to $1,786,000 in net interest expense for the same quarter last year. The expense was primarily the result of the issuance of additional bridge loans in the beginning of 2005 and subsequent payoff of all outstanding loan interest prior to the reverse merger transaction during 2005. In addition, we have $4,595,000 cash on hand as of June 30, 2006, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2006, although this amount will decrease as the cash is depleted. Additionally there was an $117,000 gain on extinguishment of debt and a $35,000 loss on disposal of fixed assets in connection with the closing of the Maryland facility for the six months ended June 30, 2006. From time to time, we may participate in these infrequent events.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs decreased to $0 from $2,161,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease was principally due to the conversion of preferred stock in conjunction with the reverse merger transaction during 2005. As of June 30, 2006 and 2005, there were no shares of preferred stock outstanding and therefore no dividends.

Liquidity and Capital Resources
     As of June 30, 2006, cash and marketable securities totaled approximately $4,595,000. Net cash used in operating activities was $5,354,000 for the six months ended June 30, 2006, compared to $5,971,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, cash used by operations resulted in a $4,857,000 net loss, a $747,000 increase in prepaid expenses and accounts receivable which primarily relates to a prepayment of Clearant Process® sterile implants, and a $639,000 decrease in accrued liabilities, primarily related to Maryland facility closing expenses accrued for in 2005 and paid in 2006. Significant non-cash adjustments to operating activities for the six months ended June 30, 2006, included depreciation and amortization expense of $348,000, non-cash charges of $404,000 for stock-based compensation, $89,000 for common stock issued to consultants for services rendered, and a non-cash gain on extinguishment of debt and other of $82,000.
     Our net cash used in investing activities was $212,000 for the six months ended June 30, 2006 compared to $119,000 for the six months ended June 30, 2005. Our investing activities consist primarily of intellectual property expenses and capital expenditures. Compared to the first six months of 2005, there were more intangible investments and capital expenditures during the six months ended June 30, 2006.
     We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $20,000 for the six months ended June 30, 2006, compared to net cash provided by financing activities of $10,918,000 for the six months ended June 30, 2005. Cash provided by financing activities for the six months ended June 30, 2006 consisted of $26,000 in the exercise of common stock options partially offset by $6,000 in principal payments on capital lease obligations.
     We have been unprofitable since our inception and we expect to incur additional operating losses for the foreseeable future as we incur expenditures on sales and marketing, commercial operations, and research and development. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise.
     Our future capital requirements will depend upon many factors, including progress with marketing our technologies, the ramp-up of revenue from our existing and new contracts, future decisions to purchase Clearant Process® sterile implants, costs required to represent the tissue banks in the distribution of the tissue, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur negative cash flows and net losses for the foreseeable future.
     Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our non-inventory related operating expenses and capital requirements through at least the end of 2006. Changes in our business strategy, technology development or marketing plans or other events affecting our operating plans, including market acceptance, and expenses may result in the expenditure of existing cash before that time.
      During the second quarter of 2006, we implemented a direct distribution strategy. As a part of this strategy, we will acquire fully packaged and ready to distribute inventory of Clearant Process® sterile implants and generate higher levels of accounts receivable than historically incurred. This acquisition of finished goods inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy will have an impact on our cash requirements and may create the need to raise debt financing, equity financing, or a combination thereof prior to the end of 2006. In February 2006, we ordered approximately $240,000 of tissues that were treated with the Clearant Process ®. In April 2006, we entered into a tissue supply and inventory agreement whereby we have the exclusive rights to six territories. Under this agreement we paid $600,000 which can be applied to the future purchase of tissues treated with the Clearant Process ®. As of the six months ended June 30, 2006, we have made inventory-related payments of $749,000. We began hiring salespeople in the second quarter 2006 and expect to hire additional sales people in the second half of 2006. These salespeople are paid a base salary and have the ability to earn a significant portion of their compensation through commissions. In the second half of June 2006, our sales people began to directly distribute Clearant Process® sterile implants. We have experienced some positive results from this direct distribution strategy, but these results are preliminary and based on some sales people being in the field since the latter part of June 2006. As these events occur, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. If we cannot obtain additional funding, we may be required to curtail or discontinue our operations.
     We may seek to raise additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private placement of shares of equity securities, in order to increase the amount of our cash reserves on hand.
Contractual Obligations and Commercial Commitments
     We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of June 30, 2006 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Lease obligations	$166	$130	$35	$1	$—
Bridge loans	106	106	—	—	—
Purchase obligations	600	600	—	—	—

	$872	$836	$35	$1	$—
Off-Balance Sheet Arrangements
     Except for operating lease commitments disclosed above, as of June 30, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Our revenue sources are direct distribute Clearant Process® sterile implants, licensing fees, sterilization services, performance milestones and contract research activities, with additional revenues generated from government grants.
     We directly distribute Clearant Process® sterile implants to third parties for allograft implant usage. We also license the Clearant Process ® to third parties who intend to incorporate our technology into their product and manufacturing processes. Customers may require contract research or commercial scale-up activities to support and validate the commercial applicability and eventual licensing of the Clearant Process ® . In addition, we provide customers the option of using our sterilization services whereby we apply irradiation and certain other proprietary steps of the Clearant Process® for our customers. We recognize direct distribution revenue upon the customers’ sourcing of the Clearant Process® sterile implant. We recognize licensing revenue when a customer distributes products incorporating the Clearant Process ® . Revenue related to our sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements and ability to pay. Revenue related to contract research activities is recognized on a percentage-of-completion basis, provided the customer has the ability to pay. In the event cash is received in advance of services performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement or up to a maximum of fifteen years. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of sales.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (SFAS 151). SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
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
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.
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

     At June 30, 2006, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.
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
ITEM 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2006, we issued 100,000 shares of common stock with a fair value of $130,000 for services to be recognized over a twelve month contract. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Securities Holders
     Our annual meeting of stockholders was held on June 27, 2006. There were 15,591,173 shares present in person or by proxy. Our stockholders elected elected all of the board’s nominees for director and also voted to ratify the approval of our independent registered accounting firm.

	For	Withheld
(1) Election of Directors:
John S. Wehrle	15,434,171	157,002
Alain Delongchamp	15,434,470	156,703
Nolan H. Sigal	15,434,771	156,402
Herve de Kergrohen, M.D.	15,434,571	156,602
Alexander Man-Kit Ngan	15,425,221	165,952

(2) Ratify appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered accounting firm for the current year:
For	15,449,702
Against		60,986
Abstain		80,485
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
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	general economic conditions,

•	limited operating history,

•	difficulty in developing, exploiting and protecting proprietary technologies,

•	results of additional clinical studies,

•	acceptance and success of our direct distribution of allografts,

•	intense competition and substantial regulation in the healthcare industry,

•	our future capital needs and our ability to obtain financing, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.
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

CLEARANT, INC.
Date: August 4, 2006	By:	/s/ ALAIN DELONGCHAMP
Alain Delongchamp
Chief Executive Officer

Date: August 4, 2006	By:	/s/ JON GARFIELD
Jon Garfield
Chief Financial Officer