Form 10-Q
period 2006-09-30
CLEARANT INC
filed 2006-11-09
CIK 1238579

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2006, there were 39,990,784 shares of registrant’s common stock, $0.0001 par value, outstanding.

CLEARANT, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,004	$10,141
Accounts receivable, net	281	208
Inventory	250	—
Inventory related prepayments	761	—
Prepaids and other assets	417	381

Total current assets	3,713	10,730

Property and equipment, net of $1,047 and $1,148 of accumulated depreciation at September 30, 2006 and December 31, 2005, respectively	277	415
Identifiable intangibles, net of $794 and $545 of accumulated amortization at September 30, 2006 and December 31, 2005, respectively	1,332	1,403
Deposits and other assets	93	244

Total assets	$5,415	$12,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,315	$1,292
Accrued liabilities	1,017	1,664
Deferred revenue	26	48
Bridge loans, net	106	106

Total current liabilities	2,464	3,110

Deferred revenue – noncurrent	60	60
Other liabilities	—	10

Total liabilities	2,524	3,180

Stockholders’ equity:
Common stock ($0.0001 par value; 200,000 shares authorized; 39,913 and 39,759 issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	4	4
Additional paid-in capital	82,929	82,179
Accumulated deficit	(80,042)	(72,571)

Total stockholders’ equity	2,891	9,612

Total liabilities and stockholders’ equity	$5,415	$12,792

See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Licensing	$82	$62	$250	$154
Direct distribution	76	—	85	—
Fee for service	31	—	61	—
Contract research and milestones	2	72	65	223
Grants	—	20	27	75

Total revenues	191	154	488	452

Cost of sales	113	4	226	13

Gross Profit	78	150	262	439

Operating expenses:
Sales, general and administrative	2,464	2,345	7,254	6,342
Research and development	269	465	737	1,727

Total operating expenses	2,733	2,810	7,991	8,069

Loss from operations	(2,655)	(2,660)	(7,729)	(7,630)

Other income (expense):
Interest income (expense), net	41	—	176	(1,786)
Gain on extinguishment of debt	—	—	117	1,329
Other loss	—	—	(35)	—

Loss before provision (benefit) for income taxes	(2,614)	(2,660)	(7,471)	(8,087)

Provision (benefit) for income taxes	—	—	—	—

Net Loss	(2,614)	(2,660)	(7,471)	(8,087)
Add: Preferred stock dividend and financing costs	—	—	—	(2,161)

Net loss attributable to common stock	$(2,614)	$(2,660)	$(7,471)	$(10,248)

Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.39)

Number of shares used in per share calculation:
Basic and diluted	39,912	35,923	39,842	26,599
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock, $0.0001 par value		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	39,759	$4	$82,179	$(72,571)	$9,612

Exercise of common stock options	44	—	26		26
Issuance of common stock to consultants for services	110	—	168		168
Stock-based compensation	—	—	556		556

Net Loss				(7,471)	(7,471)

Balance at September 30, 2006	39,913	$4	$82,929	$(80,042)	$2,891
See accompanying notes to condensed financial statements.

CLEARANT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating activities
Net loss	$(2,614)	$(2,660)	$(7,471)	$(8,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	133	412	380
Non-cash stock-based compensation	151	—	556	—
Issuance of common stock to consultants for services rendered	32	51	121	503
Non-cash interest expense associated with convertible debt financings	—	—	—	1,786
Gain on extinguishment of debt and other, net	—	—	(82)	(1,329)
Warrant exchange for common stock	—	—	—	158
Changes in operating assets and liabilities:
Accounts receivable	(82)	(107)	(73)	(108)
Inventory	(194)	—	(250)	—
Inventory related prepayments	(67)	—	(761)	—
Prepaids	(2)	154	(65)	176
Accounts payable	147	30	188	(304)
Accrued liabilities	11	(539)	(628)	(1,923)
Deferred revenue	7	(30)	(22)	(134)
Other assets and liabilities	5	91	179	34

Net cash used in operating activities	(2,542)	(2,877)	(7,896)	(8,848)

Investing activities
Cost of identified intangibles	(38)	(29)	(178)	(130)
Capital expenditures	(7)	(16)	(79)	(51)
Cash received in 2005 merger activities	—	—	—	17

Net cash used in investing activities	(45)	(45)	(257)	(164)

Financing activities
Issuance of common stock, net of costs	—	—	—	8,455
Issuance of convertible notes payable, net of costs	—	—	—	2,811
Exercise of common stock options	—	13	26	32
Principal payments on bridge loans	—	—	—	(366)
Principal payments on capital lease obligations	(4)	—	(10)	(1)

Net cash (used) provided by financing activities	(4)	13	16	10,931

Effect of translation adjustments on cash and cash equivalents	—	(7)	—	(13)

Change in cash and cash equivalents	(2,591)	(2,916)	(8,137)	1,906
Cash and cash equivalents, beginning of period	4,595	4,999	10,141	177

Cash and cash equivalents, end of period	$2,004	$2,083	$2,004	$2,083

Supplemental Disclosure of Non-cash Financing Activities:
During the nine months ended September 30, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock	$—	$—	$38	$—
See accompanying notes to condensed financial statements.

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of September 30, 2006, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital by the end of the fourth quarter in 2006, and generate sufficient cash flows to meet its obligations as they become due. There can be no assurance that the Company will be successful in its efforts to generate sufficient revenue or raise additional capital on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
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
Extinguishment of Debt
Extinguishment of debt consists of a gain recognized for the settlement of outstanding payables for the nine months ended September 30, 2006, which, while unusual in nature, is not an infrequent transaction for the Company. For the nine months ended September 30, 2005, a gain was recognized for the exchange of warrants for outstanding debt in conjunction with the merger transaction.
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
Inventories and Inventory related Prepayments
Inventories are primarily comprised of implantable donor tissue treated with the Clearant Process® and are valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are located at contracted tissue banks and on consignment in hospitals.
In accordance with the terms of the Company’s spinal Supply and Distribution Agreement (See Note 7), the Company is required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
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
The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 were $1 and $1, respectively, for the current state provision. There was no state deferred and federal tax provision.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employees or directors stock options recognized during the three and nine months ended September 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and nine months ended September 30, 2006 was $151 and $556, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.06 and $0.17 respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.07 and $0.19 respectively.
The estimated fair value of options granted to employees and directors during the three and nine months ended September 30, 2006, was $2 and $1,256, respectively. Assumptions used to value the options granted were as follows:

Expected volatility	79.6%-93.0%
Risk-free interest rate	4.46%-5.18%
Expected life in years	5.17-6.25
Expected dividend yield	0%

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(2,660)	$(10,248)
Less: Stock-based expense determined under fair value based method	(868)	(1,034)

Pro forma net loss	$(3,528)	$(11,282)

Net loss per share
As reported — basic and diluted	$(0.07)	$(0.39)
Pro forma — basic and diluted	$(0.10)	$(0.42)
On June 30, 2005, the Company granted options to non-employees to purchase 120,000 shares of common stock. The options were fully vested and exercisable upon grant. The Company valued the options using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate – 3.94%, expected life – 10 years, dividend yield – 0% and volatility – 71%. The full value of the options, $386, were charged to stock-based compensation expense for the nine months ended September 30, 2005, as all services related to the options had been completed.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be approximately 8%, the same as of June 30, 2006. To date, stock-based compensation expense has been reduced by forfeitures of approximately $49. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Management does not believe the adoption of SFAS 156 will have a material impact on the Company’s financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.
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
The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2006 and 2005, since their effect would have been antidilutive:

	Nine Months Ended September 30,
	2006	2005
Stock Options	4,144,000	2,686,000
Warrants	5,512,000	3,317,000
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,614)	$(2,660)	$(7,471)	$(10,248)
Denominator:
Weighted average common stock shares outstanding	39,912	35,923	39,842	26,599

Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.39)

NOTE 4 – COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the nine months ended September 30, 2006, the Company issued 100,000 shares of common stock with a fair value of $130 to consultants for services to be rendered to the Company over a twelve month contract. Accordingly, $54 is reflected in sales, general and administrative expenses for the nine months ended September 30, 2006.
During the nine months ended September 30, 2006, the Company paid accounts payable of $38 with 10,259 shares of common stock.
During the nine months ended September 30, 2006, the Company issued two-year warrants to such holders to purchase an aggregate 332,220 shares of our common stock at an exercise price of $4.96 per share with a fair value of $98,922 as of March 31, 2006, in connection with a settlement of disputed claims, at the discretion of the Company.
During 2005, the Company issued 57,979 shares of common stock with a fair value of $235 to consultants for services rendered to the Company. A portion of the fair value, $203, is for services to be rendered over a twelve month contract. Accordingly, $67 and $117 is reflected in sales, general and administrative expenses for the nine months ended September 30, 2006 and 2005, respectively.
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
A summary of activity under the 2000 and 2005 Plans as of December 31, 2005 and for the year then ended, and as of September 30, 2006 and for the nine months then ended is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2004	5,253,000	$0.60-$7.94	319,000	$0.60-$7.22	5,572,000	$0.60-$7.94
Granted	1,254,000	$3.86-$4.51	120,000	$4.12	1,374,000	$3.86-$4.51
Exercised	(86,000)	$0.60	—	$—	(86,000)	$0.60
Change in status	(226,000)	$0.60-$2.30	226,000	$0.60-$2.30	—	—
Canceled	(3,799,000)	$0.60-$7.94	(285,000)	$0.60-$7.22	(4,084,000)	$0.60-$7.94

Outstanding at December 31, 2005	2,396,000	$0.60-$7.94	380,000	$0.60-$7.22	2,776,000	$0.60-$7.94
Granted	1,671,000	$0.44-$1.64	25,000	$0.91	1,696,000	$0.44-$1.64
Exercised	(3,000)	$0.60	(41,000)	$0.60	(44,000)	$0.60
Change in status	(263,000)	$0.60-$3.17	263,000	$0.60-$3.17	—	$0.60-$3.17
Canceled	(242,000)	$0.60-$4.51	(42,000)	$2.30	(284,000)	$0.60-$4.51

Outstanding at September 30, 2006	3,559,000	$0.44-$7.94	585,000	$0.60-$7.22	4,144,000	$0.44-$7.94

CLEARANT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and September 30, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2005:
Employees – Outstanding	2,396,000	$2.83	7.17	$692,000
Employees – Expected to Vest	2,376,000	$2.82	7.16	$692,000
Employees – Exercisable	1,563,000	$2.25	6.03	$692,000

Non-Employees – Outstanding	380,000	$2.04	5.78	$287,000
Non-Employees – Expected to Vest	380,000	$2.04	5.78	$287,000
Non-Employees – Exercisable	380,000	$2.04	5.78	$287,000

As of September 30, 2006:
Employees – Outstanding	3,559,000	$1.93	7.94	$—
Employees – Expected to Vest	3,381,000	$1.94	7.87	$—
Employees – Exercisable	1,516,000	$2.42	5.99	$—

Non-Employees – Options Outstanding	585,000	$2.29	5.04	$—
Non-Employees – Expected to Vest	585,000	$2.29	5.04	$—
Non-Employees – Options Exercisable	560,000	$2.37	4.82	$—
The total intrinsic value of options exercised for the year ended December 31, 2005 was $297. Prior to 2005, options exercised were immaterial. Cash received from stock options exercised during the year ended December 31, 2005 and the nine months ended September 30, 2006 and 2005 were $50, $26, and $32, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $18, respectively. The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003, were approximately $1,480, $3,270, and $2,680, respectively.
Included in the table above, at September 30, 2006 and 2005, were options outstanding for 585,000 and 380,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of September 30, 2006, there was $1,949 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 3.1 years.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2006 the Company had 2,537,880 shares of unissued shares reserved for issuance under our 2005 Plan.

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
NOTE 7 – COMMITMENTS AND CONTINGENCIES
In September 2006, the Company entered into a renewable two-year spinal supply and distribution agreement which supersedes its prior supply agreement, pursuant to which the Company has the exclusive rights to place current and future spinal bone implants treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories, which in aggregate represent approximately 60% or more of the United States market. In exchange for these exclusive rights, the Company agreed to pay $1,150 as a prepayment on October 31, 2006, for ordered spinal bone implants to be delivered in 2007. In addition, the Company will be required to make prepayments to be applied towards future spinal bone implants ordered in the amounts of $3,800 and $4,550 for 2007 and 2008, respectively. (See Note 8)
NOTE 8 – SUBSEQUENT EVENTS
Pursuant to the Company’s spinal Supply and Distribution Agreement (Agreement), dated September 27, 2006, in consideration for the exclusive distribution and/or representation in various United States markets, the Company was required to remit a prepayment in the amount of $1,150 on October 31, 2006. As of November 9, 2006, this payment has not been made by the Company. Failure to make the required payment may result in the disruption of the spinal bone implant supply or termination of the Agreement, which would have a material adverse impact to the Company’s ability to distribute spinal bone implants treated with the Clearant Process®.

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
     To date, we have signed a total of 11 agreements with customers to utilize the Clearant Process® with their products. Through September 2006, we have signed six licensing agreements with tissue banks, and one with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Clearant Process®-treated tissues produced by our licensees have been implanted by doctors in more than 9,000 patients since January 2004. Additionally, in September 2005, we launched a new sterilization service which allows tissue banks to send tissue that is ready for sterilization to our facility in Chicago. This tissue will then be irradiated under Clearant Process® conditions by us. To date in 2006, we have signed four such sterilization service agreements with tissue banks and five customers have launched tissue products that were treated using the Clearant Process®. Despite these agreements being signed the adoption from our licenscees and sterilization service customers has been unpredictable and slower than desired. Examples of this include one tissue bank that postponed the application of bone implants, despite indicating earlier that the Clearant Process ® would be applied to these products in the 2nd quarter of 2006. Currently, the customer has indicated adoption in the 4th quarter of 2006, but a final timetable is still being established. Another example is a tissue bank that has not successfully scaled up its operations and is estimating that this will delay their implementation of the Clearant Process ® by six months. A third example is a tissue bank that has not established a timetable for adopting and marketing the Clearant Process ® despite having signed an agreement. We plan to continue pursuing adoption of those licensing and sterilization service contracts and pursue affiliated contracts, in addition to the recent implementation of our direct distribution plan.
     Based on these license and sterilization service results we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants of our customers in order to facilitate market penetration. We intend to continue to pursue the license and sterilization agreements, although the direct distribution revenue model may have an adverse impact on the pursuit of such agreements. In February 2006, we ordered approximately $240,000 of spinal bone implants that were treated with the Clearant Process®. In April 2006, we entered into a spinal tissue supply and inventory agreement whereby we have the exclusive rights to six territories. Under this agreement we paid $600,000 which can be applied to the future purchase of spinal bone implants treated with the Clearant Process®. In accordance with the terms of the Supply and Distribution Agreement we are required to make prepayments. Upon receipt of spinal tissue inventory the prepayments will be reclassified as inventory until distributed. As of September 30, 2006, we had inventory related prepayments of approximately $761,000 and inventory of approximately $250,000. We began hiring salespeople in the second quarter 2006 and had 6 salespeople employed as of September 30, 2006. We have hired an additional 4 sales people in the fourth quarter of 2006. In June 2006, our sales people began to directly distribute Clearant Process® sterile spinal bone implants.
     In September 2006, we entered into a renewable two-year supply and representation agreement which supersedes our prior supply agreement, pursuant to which we have the exclusive rights to place current and future spinal bone implants treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories, which in aggregate represent approximately 60% or more of the United States market. In exchange for these exclusive rights, we agreed to make a $1,150,000 prepayment on October 31, 2006, for ordered spinal bone implants to be delivered in 2007. In addition, we agreed to make prepayments to be applied towards future spinal bone implants ordered in the amounts of $3,800,000 and $4,550,000 for 2007 and 2008, respectively. As of November 9, 2006, we have not made the required payment. Failure to make the required payment may result in the disruption of the spinal bone implant supply or termination of the agreement, which would have a material adverse impact to our ability to distribute spinal bone implants treated with the Clearant Process®.
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues
     Our total revenue increased by $37,000 or 24%, to $191,000 for the quarter ended September 30, 2006, from $154,000 for the quarter ended September 30, 2005. Revenues from direct distribution of Clearant Process® sterile implants were $76,000 during the quarter ended September 30, 2006, which was the first full quarter of implementation. We expect revenue from direct distribution to increase as our sales force becomes fully integrated into the marketplace.
     Revenues from licensing activities increased 32% to $82,000 in the quarter ended September 30, 2006, from $62,000 in the quarter ended September 30, 2005. Additionally, revenues from fee for service activities were $31,000 for the quarter ended September 30, 2006, as we introduced an opportunity for potential customers to try the Clearant Process®. These increases were a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We are continuing to market the license and sterilization service to gain further adoption in addition to the direct distribution revenue model.
     Revenues from contract research, milestones and grants decreased to $2,000 in the quarter ended September 30, 2006, from $92,000 in the same quarter last year. The decrease is primarily related to non-recurring milestones reached during the three months ended September 30, 2005 and the end of the grant studies in early 2006.

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
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased by $119,000 or 5%, to $2,464,000 for the quarter ended September 30, 2006, from $2,345,000 for the quarter ended September 30, 2005.
     Included in the $2,464,000 for the quarter ended September 30, 2006, are approximately $151,000 of non-cash stock-based compensation and $32,000 of non-cash stock option grants to consultants, $250,000 for a one-time consulting expense for services rendered in the quarter, approximately $277,000 of legal costs associated with a civil action involving certain statements regarding a competitor’s product claim which was settled during the quarter, regulatory matters and due diligence efforts.
     We incurred $151,000 in non-cash stock-based compensation for the quarter ended September 30, 2006, which is related to the implementation of SFAS 123(R) in 2006. We issued common stock and stock options to outside consultants for services rendered during the quarter ended September 30, 2006 and 2005, resulting in non-cash expense of $32,000 and $51,000, respectively. From time to time, we may issue common stock to consultants for services rendered.
     The $119,000 increase for the quarter ended September 30, 2006, from the quarter ended September 30, 2005, was principally due to increased legal fees related to a settled civil action and a one-time consulting expense. Sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
Research and Development Expenses
     Research and development expenses decreased 42% to $269,000 for the quarter ended September 30, 2006, from $465,000 for the quarter ended September 30, 2005. This decrease was largely a result of reduced research and development costs associated with the reduction of our R&D personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
     In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
     For the quarter ended September 30, 2006, we recognized $41,000 in net interest income compared to $0 for the same quarter last year. We have $2,004,000 cash on hand as of September 30, 2006, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2006, although this amount will decrease as the cash is depleted.
Preferred Stock Dividend and Financing Costs
     As of September 30, 2006 and 2005, there were no shares of preferred stock outstanding and therefore no dividends.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues
     Our total revenue increased by $36,000 to $488,000 for the nine months ended September 30, 2006, from $452,000 for the nine months ended September 30, 2005. Revenues from direct distribution of Clearant Process® sterile implants, which began in late June 2006, were $85,000 during the nine months ended September 30, 2006. We expect revenue from direct distribution to increase as our sales force becomes fully integrated into the marketplace.
     Revenues from licensing activities increased 62% to $250,000 in the nine months ended September 30, 2006, from $154,000 in the nine months ended September 30, 2005, as a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. Additionally, revenues from fee for service activities were $61,000 for the nine months ended September 30, 2006, as we introduced an opportunity for potential customers to try the Clearant Process®. We are continuing to market the license and sterilization service to gain further adoption in addition to the direct distribution revenue model.
     Revenues from contract research, milestones and grants decreased 69% to $92,000 in the nine months ended September 30, 2006, from $298,000 in the same nine months last year. The decrease is primarily related to a greater amount of non-recurring milestones reached during the nine months ended September 30, 2005 and the end of the grant studies in early 2006.
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
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased by $912,000 or 14%, to $7,254,000 for the nine months ended September 30, 2006, from $6,342,000 for the nine months ended September 30, 2005.
     Included in the $7,254,000 for the nine months ended September 30, 2006, are approximately $556,000 of non-cash stock-based compensation and $121,000 of non-cash stock option grants to consultants, $212,000 of non-cash patent-related write-offs in accordance with SFAS 144, $250,000 for a one-time consulting expense for services rendered in the third quarter, $118,000 of sales-related expenses associated with the initial setup of the direct distribution sales force, and approximately $500,000 of legal costs associated with a civil action involving certain statements regarding a competitor’s product claim which was settled during the quarter, regulatory matters and due diligence efforts.
     We incurred $556,000 in non-cash stock-based compensation for the nine months ended September 30, 2006, which is related to the implementation of SFAS 123(R) in 2006. In addition, we issued common stock and stock options to outside consultants for services rendered during the nine months ended September 30, 2006 and 2005, resulting in non-cash expense of $121,000 and $503,000, respectively. This decrease was due to a non-recurring grant of stock options to non-employees made during the nine months ended September 30, 2005. In addition, there was an increase in non-cash patent-related write-offs in accordance with SFAS 144 of $212,000 for the nine months ended September 30, 2006, compared to $132,000 to the same nine months in 2005. From time to time, we may issue common stock to consultants for services rendered and incur patent-related costs.
     The $912,000 increase for the nine months ended September 30, 2006, from the nine months ended September 30, 2005 was principally due to increased sales and marketing expenses, recruiting fees, legal fees related to a settled civil action and a one-time consulting expense. Sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.

Research and Development Expenses
     Research and development expenses decreased 57% to $737,000 for the nine months ended September 30, 2006, from $1,727,000 for the nine months ended September 30, 2005. This decrease was largely a result of reduced research and development costs associated with the closing of the Maryland facility during the nine months ended September 30, 2006, compared to the same period in 2005. Throughout the latter part of 2005 and during the first quarter of 2006, we closed our Maryland facility and reduced our R&D personnel and related expenses due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
     In addition to the elimination of certain costs and the completion of certain projects, we have complemented our in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
     For the nine months ended September 30, 2006, we recognized $176,000 in net interest income compared to $1,786,000 in net interest expense for the same quarter last year. The expense was primarily the result of the issuance of additional bridge loans in the beginning of 2005 and subsequent payoff of all outstanding loan interest prior to the reverse merger transaction during 2005. In addition, we have $2,004,000 cash on hand as of September 30, 2006, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2006, although this amount will decrease as the cash is depleted. Additionally there was an $117,000 gain on extinguishment of debt and a $35,000 loss on disposal of fixed assets in connection with the closing of the Maryland facility for the nine months ended September 30, 2006. From time to time, we may participate in these infrequent events.
Preferred Stock Dividend and Financing Costs
     Preferred stock dividend and financing costs decreased to $0 from $2,161,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease was principally due to the conversion of preferred stock in conjunction with the reverse merger transaction during 2005. As of September 30, 2006 and 2005, there were no shares of preferred stock outstanding and therefore no dividends.
Liquidity and Capital Resources
Development Stage
     We have been unprofitable since our inception and we expect to incur additional operating losses through at least the end of 2007, as we incur expenditures on sales and marketing, commercial operations, and research and development. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise.
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

Direct Distribution Strategy
     In February 2006, we ordered approximately $240,000 of spinal bone implants that were treated with the Clearant Process®. In April 2006, we entered into a tissue supply and inventory agreement whereby we have the exclusive rights to six territories. Under this agreement we paid $600,000 which was applied to the future purchase of spinal bone implants treated with the Clearant Process®.
     During the second quarter of 2006, we implemented a direct distribution strategy. As a part of this strategy, we will continue to acquire inventory of Clearant Process® sterile implants and generate higher levels of accounts receivable than historically incurred. We began hiring salespeople in the second quarter 2006. These salespeople are paid a base salary and have the ability to earn a significant portion of their compensation through commissions. In late June 2006, our sales people began to directly distribute Clearant Process® sterile implants. We have experienced positive results from this direct distribution strategy.
     In September 2006, we entered into a renewable two-year supply and representation agreement which supersedes the prior supply agreement, whereby we have the exclusive rights to place current and future spinal bone implants treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories, which in aggregate represent approximately 60% or more of the United States market. In exchange for these exclusive rights, we agreed to make a $1,150,000 prepayment on October 31, 2006, for ordered spinal bone implants to be delivered in 2007. In addition, we agreed to make prepayments to be applied towards future spinal bone implants ordered in the amounts of $3,800,000 and $4,550,000 for 2007 and 2008, respectively. We have not made the required payment. Failure to do so may result in the disruption of our spinal bone implant supply or termination of the agreement, which would have a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. As of the nine months ended September 30, 2006, we have made inventory-related payments of $1,031,000.
     Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.
Limited Cash Availability
     Net cash used in operating activities was $7,896,000 for the nine months ended September 30, 2006, compared to $8,848,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, cash used by operations resulted in a $761,000 increase in prepayments of Clearant Process® sterile implants, and a $628,000 decrease in accrued liabilities primarily related to Maryland facility closing expenses accrued for in 2005 and paid in 2006. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2006, included depreciation and amortization expense of $412,000, non-cash charges of $556,000 for stock-based compensation, $121,000 for common stock issued to consultants for services rendered, and a non-cash gain on extinguishment of debt and other of $82,000.
     Our net cash used in investing activities was $257,000 for the nine months ended September 30, 2006 compared to $164,000 for the nine months ended September 30, 2005. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
     We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $16,000 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $10,931,000 for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2006 consisted of $26,000 in the exercise of common stock options partially offset by $10,000 in principal payments on capital lease obligations.
Doubt About Our Ability To Continue As Going Concern
     We have incurred significant operating losses and negative cash flows from operating activities, and have limited available cash, which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, attain further operating efficiencies, and, ultimately, to generate greater revenue.
     As of September 30, 2006 we had approximately $2 million in cash and cash equivalents. As of November 3, 2006 we had approximately $1,390,000 in cash and cash equivalents. Based on our current plans and operations, we will need to raise capital by approximately January 2007, or substantially curtail operations and significantly reduce our expenditures.
     Options being pursued to raise capital include issuing common stock, preferred stock, convertible stock, warrants, or a combination of these equity securities. Equity financing may be supplemented with additional debt financing for inventory, accounts receivable and working capital. We have engaged an investment bank and are actively pursuing financing alternatives.
     We may not be successful in obtaining financing, and if funding is obtained it may be on terms considered unfavorable to us or our existing shareholders. The inability or failure to raise capital before our available cash is depleted will have a material adverse effect on our business and may result in bankruptcy or discontinuation of operations.

Contractual Obligations and Commercial Commitments
     We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of September 30, 2006 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Lease obligations	$116	$87	$28	$2	$—
Bridge loans	106	106	—	—	—
Purchase obligations	9,500	4,950	4,550	—	—

	$9,722	$5,143	$4,578	$2	$—
Off-Balance Sheet Arrangements
     Except for operating lease commitments disclosed above, as of September 30, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Our revenue sources are direct distribution of Clearant Process® sterile implants, licensing fees, sterilization services, performance milestones and contract research activities, with additional revenues generated from government grants.
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
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We do not believe the adoption of SFAS 156 will have a material impact on our financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
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
     At September 30, 2006, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.
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
ITEM 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
     The accompanying financial statements have been prepared on the basis that we will continue as a going concern. This indicates that there is substantial doubt that we can continue as a going concern in that we did not have sufficient cash and liquid assets at September 30, 2006, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. This may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.
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

CLEARANT, INC.
Date: November 9, 2006	By:	/s/ ALAIN DELONGCHAMP
Alain Delongchamp
Chief Executive Officer

Date: November 9, 2006	By:	/s/ JON GARFIELD
Jon Garfield
Chief Financial Officer