Form 10QSB
period 2007-03-31
CLEARANT INC
filed 2007-06-20
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 18, 2007, there were 134,642,196 shares of registrant’s common stock, $0.0001 par value, outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEARANT, INC.
BALANCE SHEET
(in thousands, except par value)

March 31,
2007
(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$251
Accounts receivable, net of allowance of $20	372
Inventory and inventory related prepayments, net of reserve of $799	464
Prepaids and other assets	270

Total current assets	1,357

Property and equipment, net of $279 of accumulated depreciation	172
Identifiable intangibles, net of $1,043 of accumulated amortization	1,129
Deposits and other assets	63

Total assets	$2,721

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,814
Accrued liabilities	739
Deferred revenue	4
Bridge loans, net	306

Total current liabilities	2,863

Deferred revenue — noncurrent	4

Total liabilities	2,867

Stockholders’ deficit:

Common stock ($0.0001 par value; 200,000 shares authorized; 40,922 issued and outstanding at March 31, 2007)	4
Additional paid-in capital	83,186
Accumulated deficit	(83,336)

Total stockholders’ deficit	(146)

Total liabilities and stockholders’ deficit	$2,721

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Licensing	$40	$79
Direct distribution	179	—
Fee for service	50	30
Contract research and milestones	166	61
Grants	—	20

Total revenues	435	190

Cost of sales	148	54

Gross Profit	287	136

Operating expenses:
Sales, general and administrative	1,134	2,475
Research and development	40	327

Total operating expenses	1,174	2,802

Loss from operations	(887)	(2,666)

Other income (expense):
Interest income, net	5	71
Gain on extinguishment of debt	—	117
Other loss	—	(35)
Loss on disposal of fixed assets	(85)	—

Loss before provision (benefit) for income taxes	(967)	(2,513)

Provision (benefit) for income taxes	—	—

Net loss attributable to common stockholders	$(967)	$(2,513)

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)

Weighted average shares used in per share calculation:
Basic and diluted	40,758	39,764
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(967)	$(2,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	190
Stock-based compensation	67	208
Issuance of common stock to consultants for services rendered	93	51
Loss on sale of fixed assets	85	—
Gain on extinguishment of debt and other	—	(82)
Changes in operating assets and liabilities:
Accounts receivable	(98)	26
Inventory	(186)	(21)
Inventory related prepayments	107	—
Prepaids	34	(176)
Accounts payable	270	(35)
Accrued liabilities	132	(760)
Deferred revenue	(63)	(21)
Other assets and liabilities	(170)	(10)

Net cash used in operating activities	(507)	(3,143)

Investing activities
Cost of identified intangibles	(21)	(68)
Capital expenditures	—	(53)
Net proceeds from sale of fixed assets	16	—

Net cash used in investing activities	(5)	(121)

Financing activities
Issuance of bridge loan	200	—
Principal payments on capital lease obligations	—	2

Net cash provided by financing activities	200	2

Change in cash and cash equivalents	(312)	(3,262)

Cash and cash equivalents, beginning of period	563	10,141

Cash and cash equivalents, end of period	$251	$6,879

Supplemental Disclosure of Non-cash Financing Activities:
During the three months ended March 31, 2007 and 2006, the Company paid accounts payable of $109 and $38 with 435,280 and 10,259 shares of common stock, respectively	$109	$38
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim financial statements for Clearant, Inc. (the “Company” or “Clearant”) have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2006 and 2005 and notes thereto in the Company’s Form 10-KSB dated December 31, 2006, filed with the Securities and Exchange Commission on May 17, 2007.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of March 31, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April 2007, the Company raised additional capital (See Note 10) to supplement its operations. There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company’s revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, the Company recognizes revenues from government grants. The Company recognizes direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, the Company will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, the Company will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. The Company includes shipping charges in the gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of sales. The Company evaluates the collectability of accounts receivables and provides a reserve for credit losses, as appropriate. As of March 31, 2007 the Company reserved for credit losses of $20.

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
Cost of Sales
Cost of sales consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers.
Extinguishment of Debt
Extinguishment of debt consists of a gain recognized for the settlement of outstanding payables for the quarter ended March 31, 2006, which, while unusual in nature, is not an infrequent transaction for the Company.
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
Cash Equivalents and Concentration of Credit Risk
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash is deposited with what the Company believes are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the quarter ended March 31, 2007, three customers accounted for approximately 57% of revenues and three customers accounted for approximately 42% of accounts receivable.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. For the quarter ended March 31, 2007 the Company has an inventory and inventory related prepayment reserve of $799.
In accordance with the terms of the Company’s spinal Supply and Distribution Agreement (See Note 9), the Company is required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the quarter ended March 31, 2007, Clearant sold property and equipment with net book value of $101.

Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. The Company evaluates the recoverability of its patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of March 31, 2007, no impairment existed.
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
Stock-Based Compensation
Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarters ended March 31, 2007 and 2006 was $67 and $208, respectively.
There were no options granted to employees and directors during the quarter ended March 31, 2007. The estimated fair value of options granted to employees and directors during the quarter ended March 31, 2006 was $207. Assumptions used to value the options granted were as follows:

Expected volatility	79.6%
Risk-free interest rate	4.46%
Expected life in years	6.25
Expected dividend yield	0%
As stock-based compensation expense recognized in the Statements of Operations for the quarters ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be approximately 11% and 2%, respectively. The forfeiture rate takes into consideration the significant downsizing of the business in the first quarter of 2007. As of March 31, 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $26.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
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
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Three Months Ended March 31,
	2007	2006
Stock Options	2,358,000	4,997,000
Warrants	2,195,000	3,317,000

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(967)	$(2,513)
Denominator:
Weighted average common stock shares outstanding	40,758	39,764
Net loss per share, basic and diluted	$(0.02)	$(0.06)

NOTE 5 — INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Due to the fact that the Company has substantial net operating loss carryforwards, adoption of FIN 48 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.
The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2007 and 2006. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three months ended March 31, 2007 and 2006. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 — DEBT
In February, 2007, the Company entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet, the bridge lender was required to lend the Company $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700, the non-binding term sheet provided that the lender would receive 2,500,000 shares of the Company’s common stock, a first lien on all of the assets of the Company including its IP, repayment of the $700 by May 1, 2007, and interest of 10% per annum. On February 20, 2007, the Company received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, the Company received notice of a claim by the bridge lender to preserve his right as outlined in a non-binding term sheet to fund the $700 bridge credit facility. The bridge lender provided $200 under the non-binding term sheet and is seeking return of those funds. The Company is currently in discussion with the bridge lender as it relates the non-funding of the remaining $500.
NOTE 7 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the three months ended March 31, 2007, the Company paid accounts payable of $109 with 435,280 shares of common stock.
During the three months ended March 31, 2007, the Company paid consultants $60 with 308,529 shares of common stock.

During the three months ended March 31, 2006, the Company issued two-year warrants to such holders to purchase an aggregate 332,220 shares of its common stock at an exercise price of $4.96 per share with a fair value of $98,922 as of March 31, 2006.
During 2006, the Company issued 100,000 shares of common stock with a fair value of $130 to consultants for services rendered to the Company over a twelve month contract. Accordingly, $33 and $0 are reflected in sales, general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively.
NOTE 8 — STOCK-BASED AWARDS
Stock Options
A summary of activity under the Company’s 2000 Stock Option Plan (the 2000 Plan) and 2005 Stock Option Plan (the 2005 Plan) as of December 31, 2006, and for the three months ended March 31, 2007 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2006	3,405,000	$0.44-$7.94	595,000	$0.35-$7.22	4,000,000	$0.35-$7.94
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Change in Status	—	$—	—	$—	—	$—
Canceled	(1,642,000)	$0.60-$4.51	—	$—	(1,642,000)	$0.60-$4.51

Outstanding at March 31, 2007	1,763,000	$0.44-$7.94	595,000	$0.35-$7.22	2,358,000	$0.35-$7.94
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and March 31, 2007 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2006:
Employees — Outstanding	3,405,000	$1.89	8.01	$—
Employees — Expected to Vest	2,126,000	$2.00	7.47	$—
Employees — Exercisable	1,449,000	$2.40	6.45	$—

Non-Employees — Outstanding	595,000	$2.19	4.49	$—
Non-Employees — Expected to Vest	595,000	$2.19	4.49	$—
Non-Employees — Exercisable	570,000	$2.27	4.28	$—

As of March 31, 2007:
Employees — Outstanding	1,763,000	$2.03	7.32	$—
Employees — Expected to Vest	1,682,000	$2.02	7.31	$—
Employees — Exercisable	956,000	$2.30	6.01	$—

Non-Employees — Options Outstanding	595,000	$2.19	4.25	$—
Non-Employees — Expected to Vest	595,000	$2.19	4.25	$—
Non-Employees — Options Exercisable	570,000	$2.27	4.03	$—
Cash received from stock options exercised during the three months ended March 31, 2007 and 2006 were $0, and $2, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $0 and $3, respectively.

Included in the table above, at March 31, 2007 and 2006, were options outstanding for 595,000 and 380,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of March 31, 2007 and 2006, there were $724 and $1,398, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 2.6 and 3.35 years, respectively.
When options are exercised, the Company’s policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2007, the Company had 3,085,093 shares of unissued shares reserved for issuance under the 2005 Plan.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Pursuant to the Company’s spinal supply and distribution agreement (Agreement), dated September 27, 2006, in consideration for the exclusive distribution and/or representation in various United States markets, the Company was required to remit a prepayment in the amount of $1,150 on October 31, 2006. As of March 31, 2007, all tissue orders have not been delivered by the supplier and this payment has not been made by the Company. In February 2007, the Company received notification of termination of the Agreement. The Company is in ongoing discussions with the supplier to resolve the issues, which could include but is not limited to, reduction in exclusive territories or termination. The termination of the Agreement may result in the discontinuation or disruption of the spinal bone implant supply, which would have a material adverse impact to the Company’s ability to distribute spinal bone implants treated with the Clearant Process®.
NOTE 10 — SUBSEQUENT EVENTS
On April 3, 2007, the Company agreed to issue approximately 93,720,000 shares of its common stock at a price of $0.025 per share in private placements to approximately twenty accredited and institutional investors for gross proceeds of approximately $2,300 subject to adjustment for over allotted orders. Purchasers included the Company’s Chief Executive Officer. The private placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. However, pursuant to the registration rights agreements with the investors the Company is using its best efforts to register the stock. Concurrent with the private placement, the directors at the time, John Wehrle, Nolan Sigal, and Herve de Kergrohan as well as the CEO of the Company were granted stock options to purchase 400,000 shares of the Company’s common stock at a price of $0.025 per share which vested immediately upon grant. On April 26, 2007 all three board members resigned.

On April 25, 2007, the Company received notice of a claim on behalf of most of the investors to whom it sold approximately $2.3 million in common stock on April 3, 2007, including shares beneficially owned by two of the Company’s directors, alleging that the financials projections provided to them prior to investing were inaccurate, and seeking rescission of the stock purchase agreements and return of the funds. If such a claim were pursued successfully, the Company would no longer continue to operate as a going concern. As disclosed on the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2007, the Company’s board of directors approved an Amendment to the Stock Purchase Agreements entered into in connection with the April 3, 2007 private placement. The Stock Purchase Agreements were filed with the SEC as Exhibit 10.1 to a Form 8-K on April 4, 2007. The Amendment releases the Company from liability to the investors for its failure to timely file periodic reports or a registration statement, and from any alleged misrepresentations in connection with the private placement. It also provides the investors with full ratchet antidilution protection for subsequent sales of common stock at a price lower than that paid by the investors. The form of the Amendment was filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2007.

ITEM 2. Management’s Discussion and Analysis
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. As used in this report, the terms “Clearant,” “Company,” “we,” “our,” and like references mean Clearant, Inc., a Delaware corporation.
Forward-Looking Statements
The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, results of additional clinical studies, acceptance and success of our direct distribution of allografts, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 1 of our Form 10-KSB for the year ended December 31, 2006, filed with the SEC on May 17, 2007 (the “Form 10-KSB”).
Overview
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
We develop and market a proprietary pathogen inactivation technology that reduces the risk of contamination to biological products by inactivating a broad range of pathogens. The Clearant Process® is based on exposing a biological product to gamma-irradiation under specialized, proprietary or patented conditions that deliver a predetermined amount of radiation to inactivate a desired level of pathogens, thereby reducing the risk of contamination, while preserving the functionality and integrity of the treated product. The Clearant Process® is designed to:
•	Inactivate a broad range of known pathogens irrespective of size, origin or structure;

•	Achieve sterility, in some cases with margins of safety greater than that of a medical device;

•	Be used in either intermediate or final stages of production;

•	Protect the mechanical and biological properties of the biological product being treated; and

•	Be applied to a product after it has been sealed into its final package.
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Through March 2007, we have entered into six licensing agreements with tissue banks, and one with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through March 2007, four licensees have launched tissue products that were treated using the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through 2006, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not implemented the Clearant Process®, and we cannot estimate when or if they will do so.
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

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues
Our total revenue increased by $245,000 or 129%, to $435,000 for the quarter ended March 31, 2007, from $190,000 for the quarter ended March 31, 2006.
Revenues from direct distribution of Clearant Process® sterile implants were $179,000 and $0 during the quarters ended March 31, 2007 and 2006, respectively. This is a 22% increase over the fourth quarter 2006 direct distribution revenue of $147,000. Due to cash constraints the Company experienced in the first quarter 2007, the Company was not able to hire independent distributors, direct sales employees, or otherwise aggressively grow the direct distribution operations. In addition, growth in this business line is dependant on adequate supply, which will cause the Company to balance the increase in sales force with the supply. As a result of not hiring sales people in the first quarter of 2007, not securing tissue supply, and inadequate cash to fulfill vendor obligations, the Company is likely to experience a second quarter 2007 decline in revenue, but believes this will be a temporary fluctuation and will more aggressively pursue additional sales and supply efforts. Direct distribution continues to be the primary strategy of the Company’s growth plan.
Revenues from licensing activities decreased 49% to $40,000 in the quarter ended March 31, 2007, from $79,000 in the quarter ended March 31, 2006. The decrease primarily related to the loss of one licensing customer in the first quarter of 2007. Revenues from fee for service activities increased 67% to $50,000 for the quarter ended March 31, 2007 from $30,000 in the quarter ended March 31, 2006. This increase was a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We are continuing to market the license and sterilization service to gain further adoption in addition to the direct distribution revenue model.
Revenues from contract research, milestones and grants increased to $166,000 in the quarter ended March 31, 2007, from $61,000 in the same quarter last year. The increase is primarily related to a one-time non-recurring license agreement termination fee in that quarter. The reason for the termination was due to the customer’s discontinuation of orthopedic activities in January 2007.
During 2007 and 2006 we changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect these direct distribution, license and sterilization revenue to be more characteristic of recurring revenue. In addition, we expect that the costs associated with the direct distribution and sterilization services to increase in conjunction with the revenue increase.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $1,341,000 or 54%, to $1,134,000 for the quarter ended March 31, 2007, from $2,475,000 for the quarter ended March 31, 2006. The $1,341,000 decrease in sales, general and administrative expenses for the quarter ended March 31, 2007, from the quarter ended March 31, 2006, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $67,000 in non-cash stock-based compensation for the quarter ended March 31, 2007 from $259,000 for the quarter ended March 31, 2006. The reduction primarily relates to the downsizing of personnel in the first quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the quarter ended March 31, 2007 and 2006, resulting in non-cash expense of $48,000 and $51,000, respectively. From time to time, we may issue common stock to consultants for services rendered.

Research and Development Expenses
Research and development expenses decreased 88% to $40,000 for the quarter ended March 31, 2007, from $327,000 for the quarter ended March 31, 2006. This decrease was largely a result of reduced research and development costs associated with the reduction of our Research and Development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the quarter ended March 31, 2007, we recognized $5,000 in net interest income compared to $71,000 for the same quarter last year. We had $251,000 cash on hand as of March 31, 2007, which we invested in short-term conservative money market funds.
Preferred Stock Dividend and Financing Costs
As of March 31, 2007 and 2006, there were no shares of preferred stock outstanding and therefore no dividends.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of March 31, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April 2007, the Company raised additional capital to supplement its operations. There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.
As of March 31, 2007, we had net cash on hand of approximately $251,000. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are currently expending cash at a rate of approximately $200,000 to $400,000 per month, and at present rates, including the April 2007 funding, we anticipate that we will need to seek additional financing prior to the end of 2007. The Company cannot make any assurances that operations can be maintained at this reduced expense level and we may need to increase expenses or expand our staff to properly continue normal operations. As of March 31, 2007 the Company has $2,553,000 of accounts payable and accrued liabilities, most of which are non-current.
Research and Development
For the coming year we plan to focus on generating revenue through our direct distribution revenue model and will expend cash to facilitate that process. In the long term, we plan to re-initiate our research and development spending surrounding blood plasma derivatives and recombinant products.

Direct Distribution Strategy
On November 28, 2006, Clearant entered into a two-year supply agreement with a tissue bank for the supply of Clearant Process® sports medicine implants. Clearant has agreed to pay a transfer fee for the sports medicine implants. The Agreement shall automatically renew for successive one-year terms unless either party terminates upon written notice to the other party.
On September 27, 2006, Clearant entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted Clearant exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, Clearant is obligated to pay Osprey $500,000 as a prepayment for certain ordered products to be delivered after October 1, 2007. This prepayment was due upon the earlier of the following: (i) within three business days after Clearant receives debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, Clearant was required to make the following quarterly payments to be applied to payments for ordered products: $650,000 by October 31, 2006; $750,000 by January 1, 2007; $850,000 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008. As of the end of the first quarter 2007, all tissue orders had not been delivered by Osprey and the prepayments had not been made by the Company. In February 2007, Clearant received notice from Osprey of its termination of the Osprey Agreement, effective within thirty (30) days from receipt of this notification if certain alleged payment defaults were not timely cured by Clearant. Clearant is in ongoing discussions with Osprey to resolve these issues, which could include but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement would result in the disruption of the spinal bone implant supply from Osprey, which would have a material adverse impact on Clearant’s ability to distribute spinal bone implants treated with the Clearant Process®.
Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.
Limited Cash Availability
Net cash used in operating activities was $507,000 for the three months ended March 31, 2007, compared to $3,143,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, cash used by operations resulted in a $186,000 increase in inventory of Clearant Process® sterile implants, $270,000 increase in accounts payable due to the slowing down of payments made by the Company, and $170,000 increase in other assets and liabilities primarily due to cash received from the bridge financing and being held by an outside trust account. Significant non-cash adjustments to operating activities for the three months ended March 31, 2007, included depreciation and amortization expense of $189,000, non-cash charges of $67,000 for stock-based compensation, $93,000 for common stock issued to consultants for services rendered, and an $85,000 loss on sale of fixed assets.
Our net cash used by investing activities was $5,000 for the three months ended March 31, 2007 compared to net cash used of $121,000 for the three months ended March 31, 2006. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $200,000 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $2,000 for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2007 consisted of $200,000 from the issuance of a bridge loan.
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

As of March 31, 2007, we had approximately $251,000 in cash and cash equivalents. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are expending non-inventory related cash at a rate of approximately $200,000 to $400,000 per month, and at present rates, including the proceeds from the April 2007 private placement we will need to seek additional financing prior to the end of 2007. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
Options for raising to raise capital include issuing common stock, preferred stock, convertible stock, warrants, or a combination of these equity securities. Equity financing may be supplemented with additional debt financing for inventory, accounts receivable and working capital.
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
Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of March 31, 2007 are as follows ($ in 000’s):

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Lease Obligations	$102	$63	$38	$1	—

Bridge Loan	$306	$306	—	—	—

Purchase Obligations(1)	$—	$—	$—	—	—

Total	$408	$369	$38	$1	—

(1)	Excludes renewable two-year spinal supply and distribution agreement which was terminated in February 2007.
The forward-looking comments contained in the above discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found under the “Risk Factors” section in our Form 10-KSB.
Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of March 31, 2007, we had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from those estimates.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, we recognize revenues from government grants. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of sales. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of March 31, 2007, we reserved for credit losses of $20,000.
Cost of Sales
Cost of Sales consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. For the quarters ended March 31, 2007 and 2006, we had no inventory write-downs.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors.
In accordance with the terms of the spinal supply and distribution agreement (See Note 9), we are required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
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
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The following legal proceedings commenced, or material developments concerning legal proceedings occurred, during this reporting period:
On March 27, 2007, we received notice of a claim by John McGinnis in order to preserve his right as outlined in a non-binding term sheet to fund a $700,000 bridge credit facility. Mr. McGinnis provided $200,000 under the non-binding term sheet and is seeking return of those funds.
On April 25, 2007, we received notice of a claim on behalf of most of the investors to whom we sold approximately $2.3 million in common stock on April 3, 2007, including shares beneficially owned by two of our directors, alleging that the financials projections provided to them prior to investing were inaccurate, and seeking rescission of the stock purchase agreements and return of the funds. If such a claim were pursued successfully, we would no longer continue to operate as a going concern. As disclosed on the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2007, our board of directors approved an Amendment to the Stock Purchase Agreements entered into in connection with the April 3, 2007 private placement. The Stock Purchase Agreements were filed with the SEC as Exhibit 10.1 to a Form 8-K on April 4, 2007. The Amendment releases us from liability to the investors for our failure to timely file periodic reports or a registration statement, and from any alleged misrepresentations in connection with the private placement. It also provides the investors with full ratchet antidilution protection for subsequent sales of common stock at a price lower than that paid by the investors. The form of the Amendment was filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2007.
GE Commercial Finance filed a Verified Complaint for Monetary Damages against us on May 24, 2007 in the Superior Court of the State of California. The complaint alleges breach of an equipment lease and seeks damages in the amount of $29,594.60 not including interest of 18% per annum from December 1, 2006. We have not filed a formal response.

Recent Accounting Pronouncements
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
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material affect on its results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
ITEM 3. Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer has determined that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The following legal proceedings commenced, or material developments concerning legal proceedings occurred, during this reporting period:
On March 27, 2007, we received notice of a claim by John McGinnis in order to preserve his right as outlined in a non-binding term sheet to fund a $700,000 bridge credit facility. Mr. McGinnis provided $200,000 under the non-binding term sheet and is seeking return of those funds.

On April 25, 2007, we received notice of a claim on behalf of most of the investors to whom we sold approximately $2.3 million in common stock on April 3, 2007, including shares beneficially owned by two of our directors, alleging that the financials projections provided to them prior to investing were inaccurate, and seeking rescission of the stock purchase agreements and return of the funds. If such a claim were pursued successfully, we would no longer continue to operate as a going concern. As disclosed on the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2007, our board of directors approved an Amendment to the Stock Purchase Agreements entered into in connection with the April 3, 2007 private placement. The Stock Purchase Agreements were filed with the SEC as Exhibit 10.1 to a Form 8-K on April 4, 2007. The Amendment releases us from liability to the investors for our failure to timely file periodic reports or a registration statement, and from any alleged misrepresentations in connection with the private placement. It also provides the investors with full ratchet antidilution protection for subsequent sales of common stock at a price lower than that paid by the investors. The form of the Amendment was filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2007.
GE Commercial Finance filed a Verified Complaint for Monetary Damages against us on May 24, 2007 in the Superior Court of the State of California. The complaint alleges breach of an equipment lease and seeks damages in the amount of $29,594.60 not including interest of 18% per annum from December 1, 2006. We have not filed a formal response.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 3, 2007, we entered into Stock Purchase Agreements and Registration Rights Agreements with approximately twenty accredited and institutional investors for the sale of shares of our common stock in exchange for gross proceeds of approximately $2.3 million. We agreed to issue approximately 93,720,000 shares of our common stock at a price of $0.025 per share in the private placements. Purchasers included our chief executive officer. The private placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.
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
As disclosed on the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2007, our board of directors approved an Amendment to the Stock Purchase Agreements entered into in connection with the April 3, 2007 private placement. The Stock Purchase Agreements were filed with the SEC as Exhibit 10.1 to a Form 8-K on April 4, 2007. The Amendment releases us from liability to the investors for our failure to timely file periodic reports or a registration statement, and from any alleged misrepresentations in connection with the private placement. It also provides the investors with full ratchet antidilution protection for subsequent sales of common stock at a price lower than that paid by the investors. The form of the Amendment was filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2007.
ITEM 5. Other Information
On June 19, 2007, we agreed to pay legal fees of $60,000 to Rowland W. Day II, in his capacity as corporate attorney for the lead investors in our April private placement, payable $15,000 within ten days and $5,000 per month thereafter. Mr. Day has not acted as counsel for, or provided legal services to, Clearant. In addition, we agreed to compensation Mr. Day in the amount of $7,500 per month, effective April 2007, for serving as chairman of our board of directors.
ITEM 6. Exhibits
(a) Exhibits
Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Clearant, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Clearant, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Clearant, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in our Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on May 17, 2007 (the “Form 10-KSB”), that may affect the operations, performance, development and results of our business. Because the factors discussed in our Form 10-KSB and this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section of our Form 10-KSB could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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

CLEARANT, INC.

Date: June 20, 2007	/s/ Jon Garfield

	By:	Jon Garfield, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.