Form 10QSB
period 2007-06-30
CLEARANT INC
filed 2007-08-14
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
Commission File Number 000-50309

Clearant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2190195
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1801 Avenue of the Stars, Suite 435
Los Angeles, California 90067
(Address of principal executive offices, including zip code)
(310) 479-4570
(Registrant’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, there were 134,642,196 shares of registrant’s common stock, $0.0001 par value, outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,675	$563
Accounts receivable, net of allowances of $20 at June 30, 2007 and December 31, 2006, respectively	843	274
Inventory and inventory related prepayments, net of reserve of $799 and $811 at June 30, 2007 and December 31, 2006, respectively	455	385
Prepaids and other	129	137

Total current assets	3,102	1,359

Property and equipment, net of $249 and $1,076 of accumulated depreciation at June 30, 2007 and December 31, 2006, respectively	148	290
Identifiable intangibles, net of $1,113 and $871 of accumulated amortization at June 30, 2007 and December 31, 2006, respectively	1,067	1,279
Deposits and other assets	71	93

Total assets	$4,388	$3,021

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,748	$1,653
Accrued liabilities	1,197	607
Deferred revenue	2	67
Bridge loans, net	312	106

Total current liabilities	3,259	2,433

Deferred revenue – noncurrent	4	4

Total liabilities	3,263	2,437

Stockholders’ equity:
Common stock ($0.0001 par value; 200,000 shares authorized; 134,642 and 40,178 issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	13	4
Additional paid-in capital	85,296	82,949
Accumulated deficit	(84,184)	(82,369)

Total stockholders’ equity	1,125	584

Total liabilities and stockholders’ equity	$4,388	$3,021

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:

Licensing	$21	$89	$61	$168
Direct distribution	125	9	304	9
Fee for service	19	—	69	30
Contract research and milestones	3	1	169	62
Grants	—	7	—	27

Total revenues	168	106	603	296

Cost of revenues	92	58	240	113

Gross Profit	76	48	363	183

Operating expenses:
Sales, general and administrative	901	2,312	2,035	4,789
Research and development	19	143	59	468

Total operating expenses	920	2,455	2,094	5,257

Loss from operations	(844)	(2,407)	(1,731)	(5,074)

Other income (expense):
Interest income (expense), net	(6)	64	(1)	135
Gain on extinguishment of debt	3	—	3	117
Loss on disposal of fixed assets	(1)	—	(86)	(35)

Loss before provision for (benefit from) income taxes	(848)	(2,343)	(1,814)	(4,857)

Provision for (benefit from) income taxes	—	—	—	—

Net loss attributable to common stock	$(848)	$(2,343)	$(1,814)	$(4,857)

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.12)

Number of shares used in per share calculation:
Basic and diluted	108,894	39,849	75,014	39,807
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(1,814)	$(4,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	348
Loss on sale of fixed assets	86	—
Non-cash stock-based compensation	160	404
Issuance of common stock to consultants for services rendered	93	89
Gain on extinguishment of debt and other, net	—	(82)
Changes in operating assets and liabilities:
Accounts receivable	(269)	10
Inventory and inventory related prepayments	(70)	(56)
Prepaids	175	(757)
Accounts payable	204	42
Accrued liabilities	296	(639)
Deferred revenue	(66)	(29)
Other assets and liabilities	(178)	173

Net cash used in operating activities	(1,106)	(5,354)

Investing activities
Cost of identified intangibles	(30)	(140)
Capital expenditures	—	(72)
Net proceeds from sale of fixed assets	22	—

Net cash used in investing activities	(8)	(212)

Financing activities
Issuance of common stock, net of costs of $316	2,026	—
Issuance of bridge loan	200	—
Exercise of common stock options	—	26
Principal payments on capital lease obligations	—	(6)

Net cash provided by financing activities	2,226	20

Change in cash and cash equivalents	1,112	(5,546)

Cash and cash equivalents, beginning of period	563	10,141

Cash and cash equivalents, end of period	$1,675	$4,595

Supplemental Disclosure of Non-cash Financing Activities:
During the six months ended June 30, 2007 and 2006, the Company paid accounts payable of $109 and $38 with 435,280 and 10,259 shares of common stock	$109	$38
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim financial statements for Clearant, Inc. (the “Company” or “Clearant”) have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
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
NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of June 30, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April 2007, the Company raised additional capital to supplement its operations. There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company’s revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, the Company recognizes revenues from government grants. The Company recognizes direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, the Company will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, the Company will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. The Company includes shipping charges in the gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. The Company evaluates the collectability of accounts receivables and provides a reserve for credit losses, as appropriate. As of June 30, 2007 and December 31, 2006 the Company reserved for credit losses of $20.

Grants
The Company receives certain grants that support a portion of the Company’s research efforts in defined research projects, usually specific product applications of the Clearant Process®. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is generally recognized ratably over each grant period and as costs under each grant as incurred.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers.
Extinguishment of Debt
Extinguishment of debt consists of a gain recognized for the settlement of outstanding payables for the quarter ended June 30, 2007, which, while unusual in nature, is not an infrequent transaction for the Company.
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
Cash Equivalents and Concentration of Credit Risk
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash is deposited with what the Company believes are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the quarter ended June 30, 2007, three customers accounted for approximately 31% of revenues and three customers accounted for approximately 33% of accounts receivable.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of June 30, 2007 and December 31, 2006 the Company has an inventory and inventory related prepayment reserve of $799 and $811, respectively.
In accordance with the terms of the Company’s spinal supply and distribution Agreement (see Note 9), the Company is required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the three and six-months ended June 30, 2007, Clearant sold property and equipment with net book value of $7 and $108, respectively.

Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. The Company evaluates the recoverability of its patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of June 30, 2007 and December 31, 2006, no impairment existed.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. For interim periods in the year of initial adoption, all disclosures required by FIN 48 will be presented. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 was adopted by the Company on January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FIN 48.
Stock-Based Compensation
Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and six months ended June 30, 2007 was $93 and $160, respectively.
There were 1,805,500 options granted to employees and directors during the three and six months ended June 30, 2007. The estimated fair value of options granted to employees and directors during the three and six months ended June 30, 2007 was $35. Assumptions used to value the options granted were as follows:

Expected volatility	102.3%
Risk-free interest rate	4.55%
Expected life in years	5-5.75
Expected dividend yield	0%
As stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be approximately 11%. The forfeiture rate takes into consideration the significant downsizing of the business in the first quarter of 2007. As of June 30, 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $35.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
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
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
NOTE 4 – NET LOSS PER SHARE
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Six Months Ended June 30,
	2007	2006
Stock Options	3,976,000	4,135,000
Warrants	2,195,000	5,512,000

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(848)	$(2,343)	$(1,814)	$(4,857)
Denominator:
Weighted average common stock shares outstanding	108,894	39,849	75,014	39,807

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.12)

NOTE 5 – INCOME TAXES
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
The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2007 and 2006. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three or six months ended June 30, 2007 and 2006. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 – DEBT
In February, 2007 the Company entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet the bridge lender was required to lend the Company $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700 the non-binding term sheet provided that the lender would receive 2,500,000 shares of the Company’s common stock, a first lien on all of the assets of the Company including its IP, repayment of the $700 by May 1, 2007, and interest of 10% per annum. On February 20, 2007 the Company received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, the Company received notice of a claim by the bridge lender to preserve his right as outlined in a non-binding term sheet to fund the $700 bridge credit facility. The bridge lender provided $200 under the non-binding term sheet and sought return of those funds. Subsequent to June 30, 2007, in an effort to settle the dispute, the Company issued the bridge lender shares of its common stock at $0.005 per share subsequent to period end (see Note 10).
NOTE 7 – COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
During the three and six months ended June 30, 2007, the Company issued 93,720,000 shares of common stock at a price of $.025 per share in a private placement to approximately twenty accredited and institutional investors for gross proceeds of approximately $2,300 net of financing costs of approximately $316.
During the three and six months ended June 30, 2007, the Company paid accounts payable of $0 and $109 with 0 and 435,280 shares of common stock, respectively.

During the three and six months ended June 30, 2007, the Company paid consultants $0 and $60 with 0 and 308,529 shares of common stock, respectively.
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
NOTE 8 – STOCK-BASED AWARDS
Stock Options
A summary of activity under the Company’s 2000 Stock Option Plan (the 2000 Plan) and 2005 Stock Option Plan (the 2005 Plan) as of December 31, 2006, and for the six months ended June 30, 2007 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2006	3,405,000	$0.44-$7.94	595,000	$0.35-$7.22	4,000,000	$0.35-$7.94
Granted	1,806,000	$.025	—	$—	1,806,000	$.025
Exercised	—	$—	—	$—	—	$—
Change in Status	—	$—	—	$—	—	$—
Canceled	(1,830,000)	$0.025-$4.51	—	$—	(1,830,000)	$0.025-$4.51

Outstanding at June 30, 2007	3,381,000	$0.025-$7.94	595,000	$0.35-$7.22	3,976,000	$0.025-$7.94
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and June 30, 2007 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2006:
Employees – Outstanding	3,405,000	$1.89	8.01	$—
Employees – Expected to Vest	2,126,000	$2.00	7.47	$—
Employees – Exercisable	1,449,000	$2.40	6.45	$—

Non-Employees – Outstanding	595,000	$2.19	4.49	$—
Non-Employees – Expected to Vest	595,000	$2.19	4.49	$—
Non-Employees – Exercisable	570,000	$2.27	4.28	$—

As of June 30, 2007:
Employees – Outstanding	3,381,000	$.92	8.43	$97
Employees – Expected to Vest	3,298,000	$.90	8.43	$96
Employees – Exercisable	2,652,000	$.77	8.33	$90

Non-Employees – Options Outstanding	595,000	$2.19	4	$—
Non-Employees – Expected to Vest	595,000	$2.19	4	$—
Non-Employees – Options Exercisable	576,000	$2.25	3.84	$—

There were no options exercised during the three and six months ended June 30, 2007. Cash received from stock options exercised during the three and six months ended June 30, 2006 was $24 and $26 respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $14 and $18, respectively.
Included in the table above, at June 30, 2007 and 2006, were options outstanding for 595,000 and 385,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of June 30, 2007 and 2006, there were $587 and $2,103, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 2.4 and 3.6 years, respectively.
When options are exercised, the Company’s policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2007 the Company had 1,455,026 shares of unissued shares reserved for issuance under the 2005 Plan.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
On September 27, 2006, Clearant entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted Clearant exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, Clearant is obligated to pay Osprey $500 as a prepayment for certain ordered products to be delivered after October 1, 2007. This prepayment was due upon the earlier of the following: (i) within three business days after Clearant receives debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, Clearant was required to make the following quarterly payments to be applied to payments for ordered products: $650 by October 31, 2006; $750 by January 1, 2007; $850 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008. As of the end of the second quarter 2007, all tissue orders had not been delivered by Osprey and the prepayments had not been made by the Company. In February 2007, Clearant had received notice from Osprey of its termination of the Osprey Agreement, effective within thirty (30) days from receipt of this notification if certain alleged payment defaults were not timely cured by Clearant. Clearant is in ongoing discussions with Osprey to resolve these issues, which could include but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement may result in the disruption of the spinal bone implant supply from Osprey, which may have a material adverse impact on Clearant’s ability to distribute spinal bone implants treated with the Clearant Process®.
NOTE 10 – SUBSEQUENT EVENTS
On December 18, 2006, Epic Brand Group, Inc. filed a complaint against us in the Superior Court of California, County of Orange, Case No. 06CC13046, alleging breach of an Agreement for Professional Services dated as of August 19, 2005, and seeking damages of $48 for advertising and marketing services and materials, plus interest, attorneys’ fees and costs. On July 19, 2007, the Company entered into a settlement agreement with Epic Brand Group, Inc., pursuant to which we paid $41 to Epic in return for a release of all claims.
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. The Company has not filed a formal response.

On August 3, 2007, we entered into stock purchase agreements and registration rights agreements with approximately 11 accredited and institutional investors for the sale of shares of our common stock (“shares”) for $0.025 per share, in a private offering, in exchange for gross proceeds of approximately $525. This private placement (the “August private placement”) was made in connection with the private placement we previously entered into on April 3, 2007 (the “April private placement”), pursuant to which approximately 20 accredited and institutional investors purchased shares in exchange for gross proceeds of approximately $2.2 million, as reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2007. The stock purchase agreements and registration rights agreements executed in connection with the August private placement are in the same form as those executed in connection with the April private placement, as amended, which were filed as exhibits to our Current Report on Form 8-K filed on April 4, 2007. The shares issued in the August private placement are subject to full-ratchet antidilution protection pursuant to the Amendment to the Stock Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2007. These shares purchased in the August private placement will be issued upon the effectiveness of the reverse stock split referred to below.
On August 3, 2007, we entered into a Conversion Agreement, attached to our Current Report on Form 8-K filed with the SEC on August 8, 2007, as Exhibit 10.1, with John McGinnis pursuant to which he will be issued shares in consideration for a $200 investment at $0.005 per share. The sale of these shares was made as an effort to resolve a dispute with Mr. McGinnis, as disclosed on our Quarterly Report for the three month period ended March 31, 2007 on Form 10-QSB filed with the SEC on June 20, 2007. In addition, we entered into a stock purchase agreement, substantially the same as those executed in connection with the April private placement, with Mr. McGinnis and two additional investors whereby they purchased shares of our common stock at a price of $0.005 per share in exchange for aggregate gross proceeds of approximately $142 plus $8 in interest for an aggregate purchase price of $150. These shares will be issued upon the effectiveness of the reverse stock split referred to below. Mr. McGinnis’ purchase triggers the above-referenced full ratchet anti-dilution protections for the investors who purchased shares in the April private placement and August private placement.
On August 3, 2007, at our annual meeting of stockholders, the following directors were re-elected: Jon M. Garfield, Rowland W. Day II and Michael Elek. In addition, a 1:14 reverse stock split and a 6,000,000 share increase in our Stock Award Plan were approved.

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
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through June 2007, four of these licensees have launched tissue products that were treated using the Clearant Process®, but are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through 2007, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
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

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
Our total revenue increased by $62,000 or 59%, to $168,000 for the three months ended June 30, 2007, from $106,000 for the three months ended June 30, 2006.
Revenues from direct distribution of Clearant Process® sterile implants were $125,000 and $9,000 during the three months ended June 30, 2007 and 2006, respectively. This is a 1289% increase over the quarter ending June 30, 2006 direct distribution revenue of $9,000. Due to cash constraints the Company experienced in the first half of 2007, the Company was not able to hire independent distributors, direct sales employees, or otherwise aggressively grow the direct distribution operations. In addition, growth in this business line is dependent on adequate supply, which will cause the Company to balance the increase in sales force with the supply. As a result of not hiring sales people in the first half of 2007, not securing tissue supply, and inadequate cash to fulfill vendor obligations, the Company did experience a second quarter 2007 decline in revenue, but believes this will be a temporary fluctuation and will more aggressively pursue additional sales and supply efforts. Direct distribution continues to be the primary strategy of the Company’s growth plan.
Revenues from licensing activities decreased 76% to $21,000 in the three months ended June 30, 2007, from $89,000 in the three months ended June 30, 2006. The decrease primarily related to the loss of one licensing customer in the first quarter of 2007. Additionally revenues from fee for service activities was $19,000 and $0 for the three months ended June 30, 2007 and 2006 respectively, as we introduced this line of service in the third quarter of 2006. We are continuing to market the license and Sterilization Service to gain further adoption in addition to the direct distribution revenue model.
Revenues from contract research, milestones and grants decreased to $3,000 in the three months ended June 30, 2007, from $8,000 in the same three months last year. The decrease is primarily related to the completion of the grant related study.
Since 2006, we have changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and Sterilization Service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect these direct distribution, license and sterilization revenue to be more characteristic of recurring revenue. In addition, we expect that the costs associated with the direct distribution and Sterilization Services to increase in conjunction with the revenue increase.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $1,411,000 or 61%, to $901,000 for the three months ended June 30, 2007, from $2,312,000 for the three months ended June 30, 2006.
The $1,411,000 decrease in sales, general and administrative expenses for the three months ended June 30, 2007, from the three months ended June 30, 2006, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $93,000 in non-cash stock-based compensation for the three months ended June 30, 2007 from $196,000 for the three months ended June 30, 2006. The reduction primarily relates to the downsizing of personnel in the first quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the three months ended June 30, 2007 and 2006, in the amount of $0 and $38,000, respectively. From time to time, we may issue common stock to consultants for services rendered.

Research and Development Expenses
Research and development expenses decreased 87% to $19,000 for the three months ended June 30, 2007, from $143,000 for the three months ended June 30, 2006. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the three months ended June 30, 2007, we recognized $6,000 in net interest expense compared to $64,000 in net interest income for the same three months last year. We had $1,675,000 cash on hand as of June 30, 2007, which we invested in short-term conservative money market funds.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues
Our total revenue increased by $307,000 or 104%, to $603,000 for the six months ended June 30, 2007, from $296,000 for the six months ended June 30, 2006.
Revenues from direct distribution of Clearant Process® sterile implants were $304,000 and $9,000 during the six months ended June 30, 2007 and 2006, respectively. This is a 3278% increase over the six months ending June 30, 2006 direct distribution revenue of $9,000. Due to cash constraints the Company experienced in the first half of 2007, the Company was not able to hire independent distributors, direct sales employees, or otherwise aggressively grow the direct distribution operations. In addition, growth in this business line is dependent on adequate supply, which will cause the Company to balance the increase in sales force with the supply. As a result of not hiring sales people in the first half of 2007, not securing tissue supply, and inadequate cash to fulfill vendor obligations, the Company did experience a second quarter 2007 decline in revenue, but believes this will be a temporary fluctuation and will more aggressively pursue additional sales and supply efforts. Direct distribution continues to be the primary strategy of the Company’s growth plan.
Revenues from licensing activities decreased 64% to $61,000 in the six months ended June 30, 2007, from $168,000 in the six months ended June 30, 2006. The decrease primarily related to the loss of one licensing customer in the first quarter of 2007. Revenues from fee for service activities increased 130% to $69,000 for the six months ended June 30, 2007 from $30,000 in the six months ended June 30, 2006. This increase was a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We are continuing to market the license and Sterilization Service to gain further adoption in addition to the direct distribution revenue model.
Revenues from contract research, milestones and grants increased to $169,000 in the six months ended June 30, 2007, from $89,000 in the same six months last year. The increase is primarily related to a one-time non-recurring license agreement termination fee in that six months. The reason for the termination was due to the customer’s discontinuation of orthopedic activities in January 2007.
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

Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $2,754,000 or 58%, to $2,035,000 for the six months ended June 30, 2007, from $4,789,000 for the six months ended June 30, 2006.
The $2,754,000 decrease in sales, general and administrative expenses for the six months ended June 30, 2007, from the six months ended June 30, 2006, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $160,000 in non-cash stock-based compensation for the six months ended June 30, 2007 from $404,000 for the six months ended June 30, 2006. The reduction primarily relates to the downsizing of personnel in the first quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the six months ended June 30, 2007 and 2006, resulting in non-cash expense of $48,000 and $89,000, respectively. From time to time, we may issue common stock to consultants for services rendered.
Research and Development Expenses
Research and development expenses decreased 87% to $59,000 for the six months ended June 30, 2007, from $468,000 for the six months ended June 30, 2006. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the six months ended June 30, 2007, we recognized $1,000 in net interest expense compared to $135,000 of net interest income for the same six months last year. We had $1,675,000 cash on hand as of June 30, 2007, which we invested in short-term conservative money market funds.
Preferred Stock Dividend and Financing Costs
As of June 30, 2007 and 2006, there were no shares of preferred stock outstanding and therefore no dividends.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of June 30, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April 2007, the Company raised additional capital to supplement its operations. There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.

As of June 30, 2007, we had net cash on hand of approximately $1,675,000. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are currently expending cash at a rate of approximately $200,000 to $400,000 per month, and at present rates, including the April 2007 funding, we anticipate that we will need to seek additional financing prior to the end of 2007. The Company cannot make any assurances that operations can be maintained at this reduced expense level and we may need to increase expenses or expand our staff to properly continue normal operations. As of June 30, 2007 the Company has $2,945,000 of accounts payable and accrued liabilities, most of which are non-current.
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
On September 27, 2006, Clearant entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted Clearant exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, Clearant is obligated to pay Osprey $500,000 as a prepayment for certain ordered products to be delivered after October 1, 2007. This prepayment was due upon the earlier of the following: (i) within three business days after Clearant receives debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, Clearant was required to make the following quarterly payments to be applied to payments for ordered products: $650,000 by October 31, 2006; $750,000 by January 1, 2007; $850,000 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008. As of the end of the second quarter 2007, all tissue orders had not been delivered by Osprey and the prepayments had not been made by the Company. In February 2007, Clearant had received notice from Osprey of its termination of the Osprey Agreement, effective within thirty (30) days from receipt of this notification if certain alleged payment defaults were not timely cured by Clearant. Clearant is in ongoing discussions with Osprey to resolve these issues, which could include but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement may result in the disruption of the spinal bone implant supply from Osprey, which may have a material adverse impact on Clearant’s ability to distribute spinal bone implants treated with the Clearant Process®.
Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.
Limited Cash Availability
Net cash used in operating activities was $1,106,000 for the six months ended June 30, 2007, compared to $5,354,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007, cash used by operations resulted in a $70,000 increase in inventory of Clearant Process® sterile implants, a $204,000 increase in accounts payable due to the slowing down of payments made by the Company, and a $290,000 increase in accrued liabilities primarily related to costs associated with the financing in April 2007. Significant non-cash adjustments to operating activities for the six months ended June 30, 2007, included depreciation and amortization expense of $277,000, non-cash charges of $160,000 for stock-based compensation, $93,000 for common stock issued to consultants for services rendered, and an $86,000 loss on sale of fixed assets.

Our net cash used by investing activities was $8,000 for the six months ended June 30, 2007 compared to net cash used of $212,000 for the six months ended June 30, 2006. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $2,226,000 for the six months ended June 30, 2007, compared to net cash provided by financing activities of $20,000 for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 consisted of $2,026,000 from the issuance of common stock and $200,000 from the issuance of a bridge loan.
Doubt About Our Ability To Continue As Going Concern
We have incurred significant operating losses and negative cash flows from operating activities, and have limited available cash, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, attain further operating efficiencies, and, ultimately, to generate greater revenue.
As of June 30, 2007, we had approximately $1,675,000 in cash and cash equivalents. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are non-inventory related expending cash at a rate of approximately $200,000 to $400,000 per month, and at present rates, including the proceeds from the April 2007 private placement we will need to seek additional financing prior to the end of 2007. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
Options for raising capital include issuing common stock, preferred stock, convertible stock, warrants, or a combination of these equity securities. Equity financing may be supplemented with additional debt financing for inventory, accounts receivable and working capital.
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
Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of June 30, 2007 are as follows ($ in 000’s):

		Less than			More than
Contractual Obligations	Total	1 Year	1 -3 Years	3 - 5 Years	5 Years

Lease Obligations	$139	$91	$48	—	—

Bridge Loan	$312	$312	—	—	—

Purchase Obligations (1)	—	—	—	—	—

Total	$451	$403	$48	—	—

(1)	Excludes renewable two-year spinal supply and distribution agreement which was terminated in February 2007.
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

Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of June 30, 2007, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, we recognize revenues from government grants. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of June 30, 2007, we reserved for credit losses of $20,000.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing Sterilization Services to customers. For the quarters ended June 30, 2007 and 2006, we had no inventory write-downs.
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

In accordance with the terms of the spinal supply and distribution agreement (see Note 9 in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
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
Stock-Based Compensation
On January 1, 2006, we adopted Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
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
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The following legal proceedings commenced, or material developments concerning legal proceedings occurred, during this reporting period:
On December 18, 2006, Epic Brand Group, Inc. filed a complaint against us in the Superior Court of California, County of Orange, Case No. 06CC13046, alleging breach of an Agreement for Professional Services dated as of August 19, 2005, and seeking damages of $47,574.98 for advertising and marketing services and materials, plus interest, attorney’s fees and costs. On July 19, 2007, the Company entered into a settlement agreement with Epic Brand Group, Inc. pursuant to which we paid $40,939.00 to Epic in return for a release of all claims.

On March 27, 2007, we received notice of a claim by John McGinnis in order to preserve his right as outlined in a non-binding term sheet to fund a $700,000 bridge credit facility. Mr. McGinnis deposited $200,000 with the Company under the non-binding term sheet and sought return of those funds. On August 3, 2007, we entered into a Conversion Agreement, attached to our Current Report on Form 8-K, filed with the SEC on August 8, 2007, as Exhibit 10.1, with John McGinnis pursuant to which he will be issued shares in consideration for a $200,000 investment at $0.005 per share. The sale of these shares was made as an effort to resolve the dispute with Mr. McGinnis.
GE Commercial Finance filed a Verified Complaint for Monetary Damages against us on May 24, 2007 in the Superior Court of the State of California. The complaint alleges breach of an equipment lease and seeks damages in the amount of $29,594.60 not including interest of 18% per annum from December 1, 2006. Clearant settled this claim for $24,000 on July 19th, and the equipment was returned to the vendor.
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353,360.60, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. The Company has not filed a formal response.
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
On December 18, 2006, Epic Brand Group, Inc. filed a complaint against us in the Superior Court of California, County of Orange, Case No. 06CC13046, alleging breach of an Agreement for Professional Services dated as of August 19, 2005, and seeking damages of $47,574.98 for advertising and marketing services and materials, plus interest, attorney’s fees and costs. On July 19, 2007, the Company entered into a settlement agreement with Epic Brand Group, Inc. pursuant to which we paid $40,939.00 to Epic in return for a release of all claims.
On March 27, 2007, we received notice of a claim by John McGinnis in order to preserve his right as outlined in a non-binding term sheet to fund a $700,000 bridge credit facility. Mr. McGinnis deposited $200,000 with the Company under the non-binding term sheet and sought return of those funds. On August 3, 2007, we entered into a Conversion Agreement, attached to our Current Report on Form 8-K, filed with the SEC on August 8, 2007, as Exhibit 10.1, with John McGinnis pursuant to which he will be issued shares in consideration for a $200,000 investment at $0.005 per share. The sale of these shares was made as an effort to resolve the dispute with Mr. McGinnis.
GE Commercial Finance filed a Verified Complaint for Monetary Damages against us on May 24, 2007 in the Superior Court of the State of California. The complaint alleges breach of an equipment lease and seeks damages in the amount of $29,594.60 not including interest of 18% per annum from December 1, 2006. Clearant settled this claim for $24,000 on July 19th, and the equipment was returned to the vendor.
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353,360.60, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. The Company has not filed a formal response.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 3, 2007, we entered into stock purchase agreements and registration rights agreements with approximately 11 accredited and institutional investors for the sale of shares of our common stock (“shares”) for $0.025 per share, in a private offering, in exchange for gross proceeds of approximately $525,000. This private placement (the “August private placement”) was made in connection with the private placement we previously entered into on April 3, 2007 (the “April private placement”), pursuant to which approximately 20 accredited and institutional investors purchased shares in exchange for gross proceeds of approximately $2.2 million, as reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2007. The stock purchase agreements and registration rights agreements executed in connection with the August private placement are in the same form as those executed in connection with the April private placement, as amended, which were filed as exhibits to our Current Report on Form 8-K filed on April 4, 2007. The shares issued in the August private placement are subject to full-ratchet antidilution protection pursuant to the Amendment to the Stock Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2007. These shares purchased in the August private placement will be issued upon the effectiveness of the reverse stock split that was approved by our stockholders at the annual meeting held on August 3, 2007.

On August 3, 2007, we entered into a Conversion Agreement, attached to our Current Report on Form 8-K filed with the SEC on August 8, 2007, as Exhibit 10.1, with John McGinnis pursuant to which he will be issued shares in consideration for a $200,000 investment at $0.005 per share. The sale of these shares was made as an effort to resolve a dispute with Mr. McGinnis, as disclosed on our Quarterly Report for the three month period ended March 31, 2007 on Form 10-QSB filed with the SEC on June 20, 2007. In addition, we entered into a stock purchase agreement, substantially the same as those executed in connection with the April private placement, with Mr. McGinnis and two additional investors whereby they purchased shares of our common stock at a price of $0.005 per share in exchange for aggregate gross proceeds of approximately $142,384 plus $7,616 in interest for an aggregate purchase price of $150,000. These shares will be issued upon the effectiveness of the reverse stock split referred to above. Mr. McGinnis’ purchase triggers the above-referenced full ratchet anti-dilution protections for the investors who purchased shares in the April private placement and August private placement.
The shares sold in the August private placement and the additional shares sold on August 3, 2007 were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.
Each of the purchasers represented their intention to acquire the securities for their own account for investment purposes and not with a view to the distribution thereof other than in accordance with applicable law. Appropriate legends will be affixed to the stock certificates issued in the transaction. All purchasers either received or had access to adequate information concerning the investment.
We also entered into Registration Rights Agreements with each of the purchasers in the form of Exhibit 10.2 attached to our Current Report on Form 8-K filed with the SEC on April 4, 2007, pursuant to which the purchasers were granted customary demand registration rights, obligating us to use our best efforts file registration statements covering the purchased shares.
ITEM 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on August 3, 2007. There were 98,210,054 shares present in person or by proxy, which represented a quorum. Our stockholders elected all of the board’s nominees for director and also voted to approve the reverse stock split and increase in shares under the stock award plan.

Action	For	Withheld

Election of Directors
Jon Garfield	96,360,919	1,849,134
Rowland W. Day	96,359,814	1,850,239
Michael Elek	96,324,819	1,885,234

				Broker
Action	For	Against	Abstain	Non-Vote

Approval of 1:14 Reverse Stock Split	94,004,371	4,121,879	83,803	0

6,000,000 Increase in Shares under the 2005 Stock Award Plan	79,294,594	2,590,783	21,693	16,302,984
ITEM 6. Exhibits
Exhibit 10.1 Form of Stock Purchase Agreement for the August private placement and August 3, 2007 sale of shares (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).
Exhibit 10.2 Form of Registration Rights Agreement for the August private placement and August 3, 2007 sale of shares (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).
Exhibit 10.3 Conversion Agreement between the Company and John McGinnis (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).
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

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARANT, INC.
Date: August 14, 2007	/s/ Jon Garfield
By: Jon Garfield, Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Form of Stock Purchase Agreement for the August private placement and August 3, 2007 sale of shares (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).

Exhibit 10.2	Form of Registration Rights Agreement for the August private placement and August 3, 2007 sale of shares (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).

Exhibit 10.3	Conversion Agreement between the Company and John McGinnis (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2007).

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.