Form 10QSB
period 2007-09-30
CLEARANT INC
filed 2007-11-14
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
As of November 8, 2007, there were 48,957,445 shares of registrant’s common stock, $0.0001 par value, outstanding.
Transitional Small Business Disclosure Format (Check One):     Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,616	$563
Accounts receivable, net of allowances of $20 at September 30, 2007 and December 31, 2006, respectively	275	274
Inventory and inventory related prepayments, net of reserve of $796 and $811 at September 30, 2007 and December 31, 2006, respectively	453	385
Prepaids and other	194	137

Total current assets	2,538	1,359

Property and equipment, net of $249 and $1,076 of accumulated depreciation at September 30, 2007 and December 31, 2006, respectively	119	290
Identifiable intangibles, net of $1,188 and $871 of accumulated amortization at September 30, 2007 and December 31, 2006, respectively	1,009	1,279
Deposits and other assets	60	93

Total assets	$3,726	$3,021

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,221	$1,653
Accrued liabilities	916	607
Deferred revenue	9	67
Bridge loans, net	106	106

Total current liabilities	2,252	2,433

Deferred revenue — noncurrent	4	4

Total liabilities	2,256	2,437

Stockholders’ equity:
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 and 2,869 issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	5	0
Additional paid-in capital	86,224	82,953
Accumulated deficit	(84,759)	(82,369)

Total stockholders’ equity	1,470	584

Total liabilities and stockholders’ equity	$3,726	$3,021

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:

Licensing	$10	$82	$71	$250
Direct distribution	136	76	440	85
Fee for service	11	31	80	61
Contract research and milestones	3	2	172	65
Grants	—	—	—	27

Total revenues	160	191	763	488

Cost of revenues	103	113	343	226

Gross Profit	57	78	420	262

Operating expenses:
Sales, general and administrative	983	2,464	3,018	7,254
Research and development	6	269	65	737

Total operating expenses	989	2,733	3,083	7,991

Loss from operations	(932)	(2,655)	(2,663)	(7,729)

Other income (expense):
Interest income (expense), net	3	41	3	176
Gain on settlement of obligation	379	—	382	117
Loss on disposal of fixed assets	(26)	—	(112)	(35)

Loss before provision (benefit) for income taxes	(576)	(2,614)	(2,390)	(7,471)

Provision (benefit) for income taxes	—	—	—	—

Net loss attributable to common stockholders	$(576)	$(2,614)	$(2,390)	$(7,471)

Net loss per share:
Basic and diluted	$(0.02)	$(0.92)	$(0.19)	$(2.63)

Number of weighted average shares used in per share calculation:
Basic and diluted	25,866	2,851	12,269	2,846
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(2,390)	$(7,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	412
Loss on disposal of fixed assets	112	—
Non-cash stock-based compensation	232	556
Issuance of common stock to consultants for services rendered	103	121
Gain on settlement of obligation	(382)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(73)
Inventory and inventory related prepayments	(68)	(1,011)
Prepaids	(100)	(65)
Accounts payable	22	188
Accrued liabilities	101	(628)
Deferred revenue	(58)	(22)
Other assets and liabilities	33	179

Net cash used in operating activities	(2,032)	(7,896)

Investing activities
Cost of identified intangibles	(47)	(178)
Capital expenditures	(10)	(79)
Net proceeds from sale of fixed assets	22	—

Net cash used in investing activities	(35)	(257)

Financing activities
Proceeds from the issuance of common stock, net of costs of $100	2,920	—
Proceeds from the issuance of bridge loan	200
Exercise of common stock options	—	26
Principal payments on capital lease obligations	—	(10)

Net cash provided (used) by financing activities	3,120	16

Change in cash and cash equivalents	1,053	(8,137)

Cash and cash equivalents, beginning of period	563	10,141

Cash and cash equivalents, end of period	$1,616	$2,004

Supplemental Disclosure of Non-cash Financing Activities:
During the nine months ended September 30, 2007 and 2006, the Company paid accounts payable of $109 and $38 with 31,092 and 733 shares of common stock	$109	$38
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim financial statements for Clearant, Inc. (the “Company” or “Clearant”) have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
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
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of September 30, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April and August 2007, the Company raised additional capital to supplement its operations. There can be no assurance that the Company will be successful in its efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). The Company’s revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, the Company recognizes revenues from government grants. The Company recognizes direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, the Company will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, the Company will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. The Company includes shipping charges in the gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. The Company evaluates the collectability of accounts receivables and provides a reserve for credit losses, as appropriate. As of September 30, 2007 and December 31, 2006 the Company reserved for credit losses of $20.

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
Settlement of Obligation
Settlement of obligation consists of a gain recognized for the settlement of outstanding payables for the period ended September 30, 2007, which, while unusual in nature, is not an infrequent transaction for the Company.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents and Concentration of Credit Risk
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash is deposited with what the Company believes are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the quarter ended September 30, 2007, one customer accounted for approximately 12% of revenues and one customer accounted for approximately 17% of accounts receivable.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of September 30, 2007 and December 31, 2006 the Company has an inventory and inventory related prepayment reserve of $796 and $811, respectively.
In accordance with the terms of the Company’s spinal supply and distribution Agreement (see Note 9), the Company is required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the three and nine-months ended September 30, 2007, Clearant sold property and equipment with net book value of $26 and $134, respectively.

Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. The Company evaluates the recoverability of its patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of September 30, 2007 and December 31, 2006, no impairment existed.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. For interim periods in the year of initial adoption, all disclosures required by FIN 48 will be presented. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 was adopted by the Company on January 1, 2007, although the Company is continuing to evaluate the full impact of the adoption of FIN 48.
Stock-Based Compensation
Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and nine months ended September 30, 2007 was $71 and $232, respectively.
There were 3,008,216 and 3,137,180 options granted to employees and directors during the three and nine months ended September 30, 2007. The estimated fair value of options granted to employees and directors during the three and nine months ended September 30, 2007 was $1,325 and $1,360, respectively. Assumptions used to value the options granted were as follows:

Expected volatility	102.3%-173%
Risk-free interest rate	4.23%-4.6%
Expected life in years	5-6.25
Expected dividend yield	0%
As stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which the Company estimates to be approximately 9%. The forfeiture rate takes into consideration the significant downsizing of the business in the first quarter of 2007. As of September 30, 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $43.

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 159, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 159 will have a material impact on the Company’s financial position or results of operations.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Nine Months
	Ended September 30,
	2007	2006
Stock Options	3,287,000	296,000
Warrants	157,000	394,000

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(576)	$(2,614)	$(2,390)	$(7,471)

Denominator:
Weighted average common stock shares outstanding	25,866	2,851	12,269	2,846

Net loss per share, basic and diluted	$(0.02)	$(0.92)	$(0.19)	$(2.63)

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
The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2007 and 2006. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three or nine months ended September 30, 2007 and 2006. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 — DEBT
In February, 2007 the Company entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet the bridge lender was required to lend the Company $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700 the non-binding term sheet provided that the lender would receive 2,500,000 shares of the Company’s common stock, a first lien on all of the assets of the Company including its IP, repayment of the $700 by May 1, 2007, and interest of 10% per annum. On February 20, 2007 the Company received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, the Company received notice of a claim by the bridge lender to preserve his right as outlined in the non-binding term sheet to fund the $700 bridge credit facility. On July 16, 2007, as disclosed on our Current Report on Form 8-K/A filed with the SEC on August 9, 2007, the Company entered into a Settlement and Conversion Agreement with the bridge lender whereby the Company issued 2,857,143 shares for the $200 loan payable at $0.005 per share. The costs associated with the transaction are $16. The Settlement and Conversion Agreement would release the Company from all outstanding claims from the bridge lender including the claim on the Company’s IP by the bridge lender. The shares were issued on August 23, 2007.

NOTE 7 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
On August 3, 2007, the Company entered into stock purchase agreements and registration rights agreements with approximately 11 accredited and institutional investors for the sale of 7,511,875 shares of our common stock (“shares”) at $0.005 per share, in a private offering, in exchange for gross proceeds of approximately $525. This private placement was made in connection with the private placement we previously entered into on April 3, 2007 (the “April private placement”), pursuant to which approximately 20 accredited and institutional investors purchased 6,694,299 shares at $0.025 in exchange for gross proceeds of approximately $2,300. The costs associated with the transaction are $344. On August 23, 2007, pursuant to the antidilution provisions in the stock purchase agreements, 7,511,875 shares were issued to the new investors and 26,777,141 additional shares were issued to the April private placement investors to adjust their selling price to $0.005 per share. These shares have been recorded as an adjustment between additional paid in capital and par value as it represents an adjustment to the original sale price of common stock.
On August 3, 2007, the Company entered into a Settlement and Conversion Agreement with the bridge lender pursuant to which the bridge lender would be issued 2,857,143 shares for the $200 loan payable at $0.005 per share. As part of the Settlement and Conversion agreement, , the lender purchased an additional 2,142,859 shares at a price of $0.005 per share in exchange for aggregate proceeds of $142 and interest accrued on the bridge loan of $8. The bridge lender was also issued 51,021 shares as part of the original non-binding term sheet entered into by the Company in February 2007. The Settlement and Conversion Agreement directly caused the antidilution provision of the April private placement investors. The shares were issued on August 23, 2007.
On August 8, 2007, the Company announced a 1-for-14 reverse stock split which was previously authorized at its annual meeting of stockholders held on August 3, 2007. The record date for the reverse split was August 23, 2007 and the Company began trading on the NASD Electronic Bulletin Board (OTCBB) on a split adjusted basis on September 6, 2007 under the new symbol “CLRA.OB.”
During the three and nine months ended September 30, 2007, the Company paid accounts payable of $0 and $109 with 0 and 31,092 shares of common stock, respectively.
During the three and nine months ended September 30, 2007, the Company paid consultants $0 and $60 with 0 and 22,038 shares of common stock, respectively.
During the nine months ended September 30, 2006, the Company issued two-year warrants to such holders to purchase an aggregate 23,730 shares of its common stock at an exercise price of $69.44 per share with a fair value of $98,922 as of March 31, 2006.
During the nine months ended September 30, 2006, the Company issued 7,143 shares of common stock with a fair value of $130 to consultants for services rendered to the Company over a twelve month contract. Accordingly, $54 is reflected in sales, general and administrative expenses for the nine months ended September 30, 2006.
NOTE 8 — STOCK-BASED AWARDS
Stock Options
A summary of activity under the Company’s 2000 Stock Option Plan (the 2000 Plan) and 2005 Stock Option Plan (the 2005 Plan) as of December 31, 2006, and for the nine months ended September 30, 2007 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2006	243,000	$6.16-$63.14	43,000	$4.90-$57.68	286,000	$4.90-$63.14
Granted	3,137,000	$0.27-$0.52	—	$—	3,137,000	$0.27-$0.52
Exercised	—	$—	—	$—	—	$—
Change in Status	—	$—	—	$—	—	$—
Canceled	(136,000)	$0.35-$63.14	—	$—	(136,000)	$0.35-$63.14

Outstanding at September 30, 2007	3,244,000	$0.27-$63.14	43,000	$0.35-$7.22	3,287,000	$0.025-$7.94

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and September 30, 2007 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2006:
Employees — Outstanding	243,000	$26.46	8.01	$—
Employees — Expected to Vest	152,000	$28.00	7.47	$—
Employees — Exercisable	104,000	$33.60	6.45	$—

Non-Employees — Outstanding	43,000	$30.66	4.49	$—
Non-Employees — Expected to Vest	43,000	$30.66	4.49	$—
Non-Employees — Exercisable	41,000	$31.78	4.28	$—

As of September 30, 2007:
Employees — Outstanding	3,244,000	$1.31	9.82	$—
Employees — Expected to Vest	3,079,000	$1.31	9.82	$—
Employees — Exercisable	188,000	$10.68	8.10	$—

Non-Employees — Options Outstanding	43,000	$30.69	3.75	$—
Non-Employees — Expected to Vest	43,000	$30.69	3.75	$—
Non-Employees — Options Exercisable	41,000	$31.47	3.59	$—
There were no options exercised during the three and nine months ended September 30, 2007. Cash received from stock options exercised during the three and nine months ended September 30, 2006 was $0 and $26 respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $18, respectively.
Included in the table above, for the period ending September 30, 2007 and 2006, were options outstanding for 43,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As of September 30, 2007 and 2006, there were $1,832 and $1,949, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. These costs are expected to be recognized over the weighted-average period of 3.4 and 3.1 years, respectively.
When options are exercised, the Company’s policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2007, the Company had 7,148,306 shares of unissued shares reserved for issuance under the 2005 Plan.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
On September 27, 2006, Clearant entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted Clearant exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, Clearant is obligated to pay Osprey $500 as a prepayment for certain ordered products to be delivered after October 1, 2006. This prepayment was due upon the earlier of the following: (i) within three business days after Clearant receives debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, Clearant was required to make the following quarterly payments to be applied to payments for ordered products: $650 by October 31, 2006; $750 by January 1, 2007; $850 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008. As of the end of the third quarter 2007, all tissue orders had not been delivered by Osprey and the prepayments had not been made by the Company. In February 2007, Clearant had received notice from Osprey of its termination of the Osprey Agreement, effective within thirty (30) days from receipt of this notification if certain alleged payment defaults were not timely cured by Clearant. Clearant is in ongoing discussions with Osprey to resolve these issues, which could include but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement may result in the disruption of the spinal bone implant supply from Osprey, which may have a material adverse impact on Clearant’s ability to distribute spinal bone implants treated with the Clearant Process®.
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. On August 21, 2007, the Company entered into a settlement agreement with Irell & Manella, LLP, pursuant to which we paid $92 to Irell & Manella, LLP in return for a release of all claims. $261 was recorded to gain on settlement of obligation.

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
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through September 2007, four of these licensees have launched tissue products that were treated using the Clearant Process®, but are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through 2007, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
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

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues
Our total revenue decreased by $31,000 or 16%, to $160,000 for the three months ended September 30, 2007, from $191,000 for the three months ended September 30, 2006.
Revenues from direct distribution of Clearant Process® sterile implants were $136,000 and $76,000 during the three months ended September 30, 2007 and 2006, respectively. This is a 79% increase over the quarter ending September 30, 2006 direct distribution revenue of $76,000. Due to cash constraints the Company experienced in the first six months of 2007, we were not able to hire independent distributors, direct sales employees, or otherwise aggressively grow the direct distribution operations. In addition, growth in this business line is dependent on adequate supply, which will cause the Company to balance the increase in sales force with the supply. As a result of not engaging sales people in the first six months of 2007, not securing tissue supply, and inadequate cash to fulfill vendor obligations, the Company did experience a third quarter 2007 decline in revenue, but we believe this will be a temporary fluctuation and will more aggressively pursue additional sales and supply efforts. Direct distribution continues to be the primary strategy of the Company’s growth plan.
Revenues from licensing activities decreased 88% to $10,000 in the three months ended September 30, 2007, from $82,000 in the three months ended September 30, 2006. The decrease is primarily related to the loss of one licensing customer in the first quarter of 2007. Additionally revenues from fee for service activities was $11,000 and $31,000 for the three months ended September 30, 2007 and 2006, respectively as we introduced this line of service in the third quarter of 2006. We are continuing to license and provide Sterilization Service to gain further adoption in addition to the direct distribution revenue model.
Revenues from contract research, milestones and grants increased to $3,000 in the three months ended September 30, 2007, from $2,000 in the same three months last year. The increase is primarily related to an annual support contract for one of our licensing customers.
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
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $1,481,000 or 60%, to $983,000 for the three months ended September 30, 2007, from $2,464,000 for the three months ended September 30, 2006.
The $1,481,000 decrease in sales, general and administrative expenses for the three months ended September 30, 2007, from the three months ended September 30, 2006, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $71,000 in non-cash stock-based compensation for the three months ended September 30, 2007 compared to $151,000 for the three months ended September 30, 2006. The reduction primarily relates to the downsizing of personnel in the first quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the three months ended September 30, 2007 and 2006, in the amount of $0 and $32,000, respectively. From time to time, we may issue common stock to consultants for services rendered.

Research and Development Expenses
Research and development expenses decreased 98% to $6,000 for the three months ended September 30, 2007, from $269,000 for the three months ended September 30, 2006. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the three months ended September 30, 2007, we recognized $3,000 in net interest income compared to $41,000 in net interest income for the same three months last year. For the three months ended September 30, 2007, we recognized $379,000 as gain on settlement of obligation, due to settlement of outstanding payables, compared to $0 in the three months ended September 30, 2006. In addition, we incurred a $26,000 and $0 loss on disposal of fixed assets during the three months ended September 30, 2007 and 2006, respectively. We had $1,616,000 cash on hand as of September 30, 2007, which we invested in short-term conservative money market funds.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues
Our total revenue increased by $275,000 or 56%, to $763,000 for the nine months ended September 30, 2007, from $488,000 for the nine months ended September 30, 2006.
Revenues from direct distribution of Clearant Process® sterile implants were $440,000 and $85,000 during the nine months ended September 30, 2007 and 2006, respectively. This is a 418% increase over the nine months ending September 30, 2006 direct distribution revenue of $85,000. Due to cash constraints the Company experienced in the first six months of 2007, we were not able to hire independent distributors, direct sales employees, or otherwise aggressively grow the direct distribution operations. In addition, growth in this business line is dependent on adequate supply, which will cause the Company to balance the increase in sales force with the supply. As a result of not engaging sales people in the first six months of 2007, not securing tissue supply, and inadequate cash to fulfill vendor obligations, the Company did experience a third quarter 2007 decline in revenue, but we believe this will be a temporary fluctuation and will more aggressively pursue additional sales and supply efforts. Direct distribution continues to be the primary strategy of the Company’s growth plan.
Revenues from licensing activities decreased 72% to $71,000 in the nine months ended September 30, 2007, from $250,000 in the nine months ended September 30, 2006. The decrease primarily related to the loss of one licensing customer in the first quarter of 2007. Revenues from fee for service activities increased 31% to $80,000 for the nine months ended September 30, 2007 from $61,000 in the nine months ended September 30, 2006. This increase was a result of greater implementation of the Clearant Process® into our customers’ manufacturing processes and greater market acceptance of human tissue treated with the Clearant Process®. We are continuing to license and provide Sterilization Service to gain further adoption in addition to the direct distribution revenue model.
Revenues from contract research, milestones and grants increased to $172,000 in the nine months ended September 30, 2007, from $65,000 in the same nine months last year. The increase is primarily related to a one-time non-recurring license agreement termination fee in the nine months ended September 30, 2007. The reason for the termination was due to the customer’s discontinuation of orthopedic activities in January 2007.
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

Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $4,236,000 or 58%, to $3,018,000 for the nine months ended September 30, 2007, from $7,254,000 for the nine months ended September 30, 2006.
The $4,236,000 decrease in sales, general and administrative expenses for the nine months ended September 30, 2007, from the nine months ended September 30, 2006, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $232,000 in non-cash stock-based compensation for the nine months ended September 30, 2007 compared to $556,000 for the nine months ended September 30, 2006. The reduction primarily relates to the downsizing of personnel in the first quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the nine months ended September 30, 2007 and 2006, resulting in non-cash expense of $48,000 and $121,000, respectively. From time to time, we may issue common stock to consultants for services rendered.
Research and Development Expenses
Research and development expenses decreased 91% to $65,000 for the nine months ended September 30, 2007, from $737,000 for the nine months ended September 30, 2006. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. Further reductions in research and development costs may be achieved.
In addition to the elimination of certain costs and the completion of certain projects, we have complemented in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the nine months ended September 30, 2007, we recognized $3,000 in net interest income compared to $176,000 of net interest income for the same nine months last year. For the nine months ended September 30, 2007, we recognized $382,000 as gain on settlement of obligation, due to settlement of outstanding payables, compared to $117,000 in the nine months ended September 30, 2006. In addition, we incurred a $112,000 and $35,000 loss on disposal of fixed assets during the three months ended September 30, 2007 and 2006, respectively. We had $1,616,000 cash on hand as of September 30, 2007, which we invested in short-term conservative money market funds.
Preferred Stock Dividend and Financing Costs
As of September 30, 2007 and 2006, there were no shares of preferred stock outstanding and therefore no preferred stock dividends.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operating activities since its inception. As of September 30, 2007, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. In April 2007, the Company raised additional capital to supplement its operations.

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
As of September 30, 2007, we had net cash on hand of approximately $1,616,000. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are currently expending cash at a rate of approximately $175,000 to $275,000 per month, and at present rates, including the April and August 2007 funding, we anticipate that we will need to seek additional financing by approximately the first quarter 2008. As of September 30, 2007 the Company has $2,137,000 of accounts payable and accrued liabilities, most of which are non-current.
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
On September 27, 2006, Clearant entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted Clearant exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in a number of geographic territories and an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, Clearant is obligated to pay Osprey $500,000 as a prepayment for certain ordered products to be delivered after October 1, 2007. This prepayment was due upon the earlier of the following: (i) within three business days after Clearant receives debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, Clearant was required to make the following quarterly payments to be applied to payments for ordered products: $650,000 by October 31, 2006; $750,000 by January 1, 2007; $850,000 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008. As of the end of the third quarter 2007, all tissue orders had not been delivered by Osprey and the prepayments had not been made by the Company. In February 2007, Clearant had received notice from Osprey of its termination of the Osprey Agreement, effective within thirty (30) days from receipt of this notification if certain alleged payment defaults were not timely cured by Clearant. Clearant is in ongoing discussions with Osprey to resolve these issues, which could include but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement may result in the disruption of the spinal bone implant supply from Osprey, which may have a material adverse impact on Clearant’s ability to distribute spinal bone implants treated with the Clearant Process®.
Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.

Limited Cash Availability
Net cash used in operating activities was $2,302,000 for the nine months ended September 30, 2007, compared to $7,896,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, cash used by operations resulted in a $68,000 increase in inventory of Clearant Process® sterile implants, a $22,000 increase in accounts payable due to the slowing down of payments made by the Company, and a $101,000 increase in accrued liabilities primarily related to costs associated with the financing in April 2007. Non-cash adjustments to operating activities for the nine months ended September 30, 2007, included depreciation and amortization expense of $364,000, non-cash charges of $232,000 for stock-based compensation, $103,000 for common stock issued to consultants for services rendered, and an $112,000 loss on sale of fixed assets. These were offset by a gain on extinguishment of debt of $382,000 for the settlement of obligations.
Our net cash used by investing activities was $35,000 for the nine months ended September 30, 2007 compared to net cash used of $257,000 for the nine months ended September 30, 2006. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $3,120,000 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $16,000 for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 consisted of $2,920,000 from the issuance of common stock, net of costs of $100,000 and the issuance of a $200,000 bridge loan.
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
As of September 30, 2007, we had approximately $1,616,000 in cash and cash equivalents. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are non-inventory related expending cash at a rate of approximately $175,000 to $275,000 per month, and at present rates, including the proceeds from the April 2007 private placement we will need to seek additional financing by approximately the first quarter 2008. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
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

Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of September 30, 2007 are as follows ($ in 000’s) :

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Lease Obligations	$116	$92	$24	—	—

Bridge Loan	$106	$106	$—	—	—

Purchase Obligations (1)	$—	$—	$—	—	—

Total	$222	$198	$24	—	—

(1)	Excludes renewable two-year spinal supply and distribution agreement which was terminated in February 2007.
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
Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of September 30, 2007, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, we recognize revenues from government grants. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of September 30, 2007, we reserved for credit losses of $20,000.

Cost of revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing Sterilization Services to customers. For the quarters ended September 30, 2007 and 2006, we had no inventory write-downs.
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
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353,360.60, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. On August 21, 2007, the Company entered into a settlement agreement with Irell & Manella, LLP, pursuant to which we paid $92,000 to Irell & Manella, LLP in return for a release of all claims.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 159, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial position or results of operations.
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
On July 27, 2007, Irell & Manella, LLP sent the Company a notice of the Company’s right to arbitrate. Irell alleges that the Company failed to pay its fees and/or costs for professional services in the amount of $353,360.60, plus interest pursuant to the terms of an engagement agreement between Irell and the Company. On August 21, 2007, the Company entered into a settlement agreement with Irell & Manella, LLP, pursuant to which we paid $92,000 to Irell & Manella, LLP in return for a release of all claims.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 14, 2007, we entered into certain stock purchase agreements and registration rights agreements with approximately 11 accredited and institutional investors for the sale of shares of our common stock.
ITEM 4. Submission of Matters to a Vote of Security Holders
As previously disclosed on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 14, 2007, we held our annual meeting of stockholders on August 3, 2007. At the annual meeting, the following directors were re-elected: Jon M. Garfield, Rowland W. Day II and Michael Elek. In addition, a 1:14 reverse stock split and a 6,000,000 share increase in our Stock Award Plan were approved.
ITEM 6. Exhibits
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

CLEARANT, INC.
Date: November 14, 2007	By:	/s/ Jon Garfield
Jon Garfield, Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.