Form 10KSB
period 2007-12-31
CLEARANT INC
filed 2008-04-01
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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

(Title of class)
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,084,463
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,047,397 as of March 27, 2008.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,957,445 shares of common stock as of March 27, 2008.
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
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended.
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
The Clearant Process®
The Clearant Process® is designed to:
•	Inactivate a broad range of known pathogens irrespective of size, origin or structure including, but not limited to HIV, West Nile, and Hepatitis C;

•	Achieve sterility, in some cases with margins of safety greater than that of a medical device;

•	Be used in both intermediate and final stages of production;

•	Protect the mechanical and biological properties of the biological product being treated; and

•	Be applied to a product after it has been sealed into its final package.
The Clearant Process® uses a combination of patented and trade secret technology, based on a proprietary application of gamma irradiation. The process does not require the use of toxic chemicals and is designed to maintain the integrity and functionality of the biologic product. By reducing the impact of free radicals on proteins, the destructive effects of gamma radiation on proteins can be controlled by the Clearant Process®, allowing sufficiently high doses of radiation to be applied to the product to inactivate a broad range of known types of bacteria. We believe that the Clearant Process®, when properly optimized for a particular product, is capable of achieving a significant level of sterility against a broad range of known types of pathogens in a single irradiation step, and that, for tissue, the Clearant Process® is able to validate sterility claims under certain governmental regulations.
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
The Clearant Process® is designed to provide increased safety to biologic products to which it is applied by virtue of its lack of specificity (it inactivates a broad range of known types of pathogens irrespective of size, origin or structure), and in some cases by being a terminal sterilization process (capable of achieving pathogen inactivation after the product has been sealed into its final package). Beginning in 2005, we started to shift our focus from research and development to the commercialization of the Clearant Process®. Subsequently we closed the laboratory and sold the related laboratory equipment in 2006 and 2007.

The net losses from the disposal are approximately $130,000 and $35,000 for the years ending December 31, 2007 and 2006, respectively. In addition, in the first quarter of 2006 we reduced our research and development staff from six employees to one. From time to time, we may explore opportunities to complement in-house research and development with a third party research and development consulting firm, which we believe will provide a broader expertise in research and development and allow us to maintain a low research and development headcount. Our research and development expenses for the years ended December 31, 2007 and 2006 were $80,000 and $926,000, respectively
The Clearant Process® is designed to be effective against a wider spectrum of pathogens than many competing sterilization technologies, including the inactivation of bacteria, fungi, spores and lipid enveloped and non-enveloped viruses. The Clearant Process® enables our customers to meet the medical need for safer biological products and to satisfy current and future product regulatory safety guidelines. We believe the Clearant Process® can be a cost-effective technology applicable across multiple market segments, with minimal capital requirements to implement.
Our initial area of focus is the application of the Clearant Process® on tissue used in surgical procedures such as anterior cruciate ligament (“ACL”) reconstruction, spinal fusion and general orthopedic repair procedures. Additionally, we will continue to evaluate the opportunity to utilize the Clearant Process® in the following areas as capital resources and customer demand warrant:
•	Plasma protein therapeutics;

•	Recombinant protein therapeutics;

•	Medical devices; and

•	Blood and blood-related products.
We believe that the tissue market represents a continuing source of near-term revenue and that the medical devices market, the plasma protein therapeutic market and the recombinant protein market present the possibility of an intermediate to longer-term opportunity.
Area of Focus: The Tissue Market
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
Alternatively, using the Clearant sterilization service, the devitalized human tissue bank prepares and packages its tissues and ships the tissue to us and then we coordinate the irradiation of the tissue at an FDA-licensed gamma irradiation facility in the United States. The sterilization service allows devitalized human tissue banks to outsource the irradiation thereby allowing the customer to better utilize internal resources, as well as benefit from economies of scale that we can achieve. In both cases, the tissue never leaves the original packaging and arrives in the operating room for implantation in sterile condition.
Currently, tissues used in surgical allograft procedures that are not treated with the Clearant Process® are not sterilized or cleaned in the final package, and are processed aseptically often incorporating additional steps to reduce bioburden. Our preliminary research indicates that when applied to tissue, the Clearant Process® sterilizes tissue to a standard consistent with, or exceeding, the FDA definition of bacterial sterility for medical devices. The validation protocols, methodologies and the resulting database that we have generated to establish the sterility of these products signify advancement of the standards of product safety in the tissue industry. We believe that the additional level of safety possible through the use of the Clearant Process® has the potential to shift surgical preference towards the use of allografts and away from autografts, which require more complicated surgical procedures due to the need for two surgical sites (the harvest site and the implant site) and are more painful for patients, but are used today in part due to the safety risks associated with allografts harvested from cadavers.

In order to maximize recognition of the increased value of the safety improvements provided by the Clearant Process®, we support our outside sales representatives’ efforts by marketing directly to surgeons, scientists and medical professionals, or through leaders in the industry, and supporting sales representatives with data and other marketing support materials. We believe that educating surgeons and patients about the availability of safer tissue will ultimately increase demand for use of products treated with the Clearant Process®.
We believe that the Clearant Process® provides tissue processors with sterilization (bacterial) steps and related support that can be validated, which will become increasingly important as the FDA increases regulation in the industry, including through the GTP regulations.
Commercialization Strategy
We are currently focusing our development and commercialization efforts relating to the Clearant Process® on products involving tissue, with a longer-term focus on plasma proteins, recombinant proteins and medical devices. We believe the application of the Clearant Process® in these markets will generate a two-fold benefit for us: (1) an opportunity to generate near-term cash flow from direct distribution of Clearant Process®-treated tissue, royalties from Clearant Process®-treated tissue product sales and service fees from the Clearant sterilization service agreements, (2) while simultaneously gaining market acceptance of the Clearant Process®.
We have achieved the following milestones in the devitalized human tissue industry:
•	Two direct sales representatives and approximately eleven indirect sales groups, for a total of approximately 94 sales representatives;

•	The twelve-month initial results of our clinical study are favorable, and the occurrence of complications, stability and strength in the anterior cruciate ligament reconstructions using tissue treated with the Clearant Process® are comparable to the patient’s non-operated contralateral knees. We are currently gathering information on 24-month results.
Customer Agreements
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, five are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through December 2007, four of the six licensees have launched tissue products that were treated using the Clearant Process®, however not all of the tissue they are processing is being treated using the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through 2007, we have signed four such Sterilization Service agreements with tissue banks. Of the four Sterilization agreements, only one of the tissue banks has implemented the Sterilization Service, and we cannot estimate when or if the remaining three tissue banks will do so. In addition to the sterilization service and license agreements, we are doing some exploratory research oriented work at our sterilization facility in Illinois, which is preliminary in nature and no contract has been entered into.
Based on these license and Sterilization Service results we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants of our customers in order to facilitate market penetration. As we continue to adopt this new strategy, revenue potential under the licensing model may be limited and direct distribution could have a direct adverse affect on our licensing model. While we intend to continue to pursue the license and sterilization agreements, the direct distribution revenue model may have an adverse impact on the pursuit of such agreements.

Market Opportunity
We hope to take advantage of the changes facing the devitalized musculoskeletal human tissue allograft implant (tissue) market. A number of serious and even deadly infections have been shown to be transmitted through tissues. Based on an investigation precipitated by the November 2001 death of a 23-year-old Minnesota man three days after receiving a tissue implant during reconstructive knee surgery, the Centers for Disease Control (“CDC”) reported to the FDA in July 2002 that it had received 54 reports of tissue-associated infections. All of these involved traditionally-processed tissue. Additionally in October 2005, due to illegal harvesting of cadavers provided to tissue banks for processing and the falsification of donor medical records, the FDA ordered a recall of certain tissue. Prior to such recall, many of the tissues had been implanted by unsuspecting surgeons raising concerns of bacterial and viral transmissions. Affected tissue had been distributed to organizations in New York, Tennessee, Illinois, Iowa and Texas, among other states. As of February 2006, the FDA has determined that at least 761 donors were illegally accessed for tissue. Due to the adverse patient consequences that can result from communicable disease transmission through the use of tissue, U.S. regulatory authorities called for the development of validated methods for claims of sterilizing tissue.
While bacterial contamination of tissue is more prevalent, viral transmission remains a concern as demonstrated by the transmission of Hepatitis C to at least six patients (including one resulting in death) by contaminated tissues from a single cadaver tissue donor in 2002. The CDC determined that the donor was in the “window period” (a period shortly after infection during which the virus or antibody is not detectible by standard tests), which resulted in the Hepatitis C not being detected during standard donor screening. There have only been two cases of HIV infection through allograft tissue, and both incidents occurred in the 1980s. These reported infections occurred with frozen bone as the vector, but none of the freeze dried grafts from the same donor transmitted the disease (Source: AAOS 2004: All About Allografts — Select Highlights of the 71st Annual Meeting of the American Academy of Orthopedic Surgeons, 2004). Tissue processors today generally do not utilize any clinically meaningful viral inactivation technologies. Thus, the demand for new pathogen inactivation technologies applicable to biological products is fueled by the fact that historically there have been no effective methods capable of completely removing or inactivating a broad range of known types of pathogens, including non-enveloped viruses, while maintaining the integrity and functionality of the underlying biologic product.
The FDA is engaged in an ongoing effort to regulate tissue banks, which resulted in the publication and implementation of its current good tissue practices regulations (“GTP regulations”) on May 25, 2005 (21 CFR 1271.145 through 320). The GTP regulations require, among other things:
•	Manufacturers to recover, process, store, label, package and distribute human cells, tissues and cellular and tissue-based products in such a way that prevents the introduction, transmission or spread of communicable diseases (including bacteria and viruses); and

•	Tissue banks that wish to label their products “sterile” will need to have a validated process to demonstrate sterility.
We believe the Clearant Process® can support a validated sterility claim by tissue processors under the GTP regulations. As validated “sterile” tissues become widely available, we believe that there will be increasing demand by doctors, buying groups, insurance providers and risk managers for the use of only sterile tissue. In addition we believe there may be a shift from the use of autografts (a patient’s own tissue) to the use of allografts (donor tissue). Allografts require only one surgical site (the implant site), reduce recovery time and decrease post-operative problems as compared to autografts, which require two surgical sites. To date doctors have reported to us no significant difference between patients receiving Clearant Process®-treated tissues as compared to those receiving traditional tissues. Furthermore, we conducted a multi-center clinical study at eight separate facilities across the U.S. The clinical study tracked the post-operative results of patients who received human soft allograft tissue that had been treated with the Clearant Process®. Study evaluations include failure rate, range of motion, and joint effusion (swelling) among other metrics which had been previously established by the clinical study committee prior to the beginning of the study. The twelve-month outcome results of this study are favorable and we are currently gathering data on the 24-month results. The occurrence of complications, stability and strength in the anterior cruciate ligament reconstructions using tissue treated with the Clearant Process® are comparable to the patient’s non-operated contralateral knee. Notwithstanding such current clinical results, we have received an indication from one participating site that has prior clinical data in addition to that collected in connection with our study that the clinical outcomes are significantly more unfavorable than the current data collected from the other multi-center sites. We investigated the unfavorable data to understand this discrepancy and the result was favorable to us.

We currently distribute Clearant Process® tissue to surgeons, hospitals and surgery centers through a direct and indirect sales force. In addition, we provide sterilization service to tissue processors as an alternative to complete implementation of the Clearant Process®. We also license the Clearant Process® on a non-exclusive basis to tissue processors and biopharmaceutical companies in return for milestone payments and royalties on end-product sales. These sales make up a portion of the U.S. tissue market comprised of ligament, tendon and bone allografts, estimated to grow to over $1.26 billion by 2008 (Source: MedMarket Diligence LLC, “Emerging Trends, Technologies and Opportunities in the Markets for Orthopedic Biomaterials, Worldwide” Report #M625, Pg. 2-5, December 2006). We will continue to maintain and service the existing royalty and sterilization service contracts; however, we are not actively pursuing additional royalty and sterilization service agreements and do not expect this to be the primary source of revenue growth for us.
Competition: Existing Methods
There are a number of existing methods used to attempt to decrease the risk of pathogen transmission in the processing of tissue. These other methods fall into two categories: (1) methods that can achieve sterility; and (2) methods that reduce pathogen transmission but do not achieve medical device sterility levels.
Non-Sterile Methods. The majority of tissue processors today utilize chemical rinse steps for cleaning bone and soft tissue of lipids, fats and bone marrow. While these chemical rinse techniques reduce the level of surface contaminants on the tissue, they have traditionally been limited in their ability to penetrate the tissue effectively to destroy pathogens potentially residing in the interior of tissue. Because of this inability to penetrate the tissue effectively, sterility cannot be assured. Another widely used technique utilizes gamma radiation at significantly lower doses (historical average dose of 18kGy) than those used under the Clearant Process® on tissue products.
We have conducted studies which indicate that doses of 18kGy of radiation to tissues are inadequate to sufficiently inactivate resistant bacteria such as Clostridium spores, and do not significantly inactivate viruses, and thus sterility cannot be assured. The CDC determined that a Clostridium-infected tissue was the source of the infection that resulted in the death of a 23-year old man after an otherwise ordinary knee tissue transplant surgical procedure in 2001.
Sterile Methods. The BioCleanse™ process marketed by Regeneration Technologies, Inc. (“RTI”) is a specific chemical method of pathogen inactivation that claims sterility. While RTI claims that the BioCleanse™ process has been validated to eliminate bacteria, fungi, spores and viruses from tissue, BioCleanse™ uses additives that must be removed from the final container prior to final packaging, requires a substantial capital investment to build the equipment required and is not commonly licensed commercially to other tissue processors. Unlike the Clearant Process®, the BioCleanse™ procedure is not reported to be a terminal pathogen inactivation process. Finally, traditionally higher doses of radiation without the Clearant Process® could achieve higher levels of sterility but destroy the integrity and functionality of the tissue and therefore have not been commercially used. However, there may be other entrants into the market that make claims of sterility, which could adversely impact our ability to gain market acceptance.
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
We believe that there is a desire in the marketplace to increase the safety of the plasma protein therapeutics by adopting a manufacturing process that incorporates a terminal sterilization step or an intermediate robust sterilization step that can provide a greater margin of safety with respect to sterility. Terminal sterilization may also better enable new packaging and delivery options, such as medical devices that contain plasma protein therapeutics in a final package. To date, we have been successful in applying the Clearant Process® on a laboratory scale at day zero, using some protein products.

Our strategy would be to leverage the developed technology and the intellectual property created with these products to develop the Clearant Process® as a terminal sterilization technology for plasma protein therapeutics. However, we are not actively pursuing this market at this time, but we will continue to evaluate opportunities as capital resources and customer demands warrant.
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
We believe, based on precedents established in the drug industry, that adopting a manufacturing process that incorporates a terminal sterilization step should provide a greater margin of safety at a lower cost relative to those processes that depend on in-process sterilization procedures. Such terminal sterilization may also better enable new packaging and delivery options, such as pre-filled syringes. In addition to the terminal sterilization of recombinant products, we believe that there are opportunities to utilize the technology to improve and provide solutions for problematic in-process sterilization protocols used in certain recombinant products.
Our strategy would be to leverage the technology developed and the intellectual property created with these products and the visibility of working with plasma protein manufacturers to develop the Clearant Process® as a terminal sterilization technology for new recombinant protein products that can be economically scaled to accommodate this growth with minimal disruption of an existing manufacturing infrastructure. However, we are not actively pursuing this market at this time, but we will continue to evaluate opportunities as capital resources and customer demands warrant.
Other Potential Commercialization Markets: The Medical Device Market
We have generated laboratory scale data that suggests that the Clearant Process® can be used in connection with the sterilization of a medical device which incorporates a biologic into such device. We successfully processed, and subsequently performed, mechanical integrity testing of a development-stage medical device in final packaging through the Clearant sterilization service. We believe that traditional sterilization methods for medical devices will not be appropriate when such device incorporates a biologic because traditional uncontrolled irradiation for medical devices would destroy the integrity of the protein. Further, any filtrated biologic would still need to be aseptically applied to the device where contamination could occur. The application of the Clearant Process® can be a terminal sterilization step thereby sterilizing both the medical device and biologic in its final packaging. While medical devices are not areas of our near-term focus, we will continue to evaluate their commercial potential through sponsored research agreements or license agreements that are of economic or strategic value to us.
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
Based on existing regulatory guidelines for small molecule drugs, which require terminal sterilization whenever possible, we believe that, once established commercially, terminal sterilization may be required by regulators for new protein medicines and new presentations of existing drugs (e.g. novel packaging in pre-filled syringes versus bulk packaging). Developers of new products may prefer terminal sterilization due to the greater assurance of product quality, the safety it provides and anticipated lower costs. In addition, eventually terminal sterilization is anticipated to reduce the cost and shipping delays caused by the bacterial testing that must be done to support the processes by which these products are manufactured today. The convergence of all of these factors over several years may position our technology to become a manufacturing standard for new recombinant products, much as in-process filtration is the standard today.
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

Regulatory Strategy
Commercial products manufactured incorporating the Clearant Process® will be regulated by governmental agencies, including the FDA and equivalent regulatory authorities in other countries. Although it will be the responsibility of our customers whose products incorporate the Clearant Process® to obtain any appropriate regulatory approvals for their products, these third parties may rely in part on studies and tests conducted by us as part of our commercialization strategy to demonstrate the efficacy of the Clearant Process®.
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
With the introduction of the Clearant sterilization service, the Clearant sterilization service facility became registered with the FDA in February 2006 as a tissue processor for the processing of the devitalized human tissue allografts, and is subject to the applicable rules and regulations of the Current Good Tissue Practice for Human, Cell, Tissue and Cellular and Tissue Based Products (HCT/P’s), 21 CFR Parts 16, 1270, and 1271.
To the extent that our customers’ products are subject to pre-market approval, manufacturers and processors of individual products that wish to incorporate the Clearant Process® into their own products are required to submit product-specific data to regulators. We may conduct some of the in vitro studies, including pathogen inactivation studies, to support these submissions, although some manufacturers will likely choose to conduct these studies themselves or through other contract research organizations. In some cases, clinical data may be required to establish the safety and efficacy of products sterilized by the Clearant Process®. For a new product, these studies will be incorporated into the basic clinical development plan for that product. For existing products for which the introduction of the Clearant Process® represents a manufacturing change, these studies may take the form of “comparability studies,” an abbreviated type of clinical trial. Such trials will be the responsibility of the individual manufacturers and processors. If required, an investigational device exemption for medical devices, or an investigational new drug application for drugs or biologics, may be submitted to the FDA by the manufacturer or processor. Tissue processors are not required under current regulations to perform any type of clinical trial prior to offering Clearant Process® minimally manipulated treated allografts for sale. At the successful conclusion of such studies as may be required by the FDA, the manufacturers or processors will apply for registration of their biologics incorporating the Clearant Process®. Upon approval by the FDA, the new license for the product will reside with the manufacturer or processor. In the developed markets (e.g., the European Union, Japan and Canada), the regulatory framework and requirements are similar to those in the United States.
Intellectual Property
Our success depends in part on our ability to obtain patents and protect trade secrets. We must also operate without infringing upon the proprietary rights of others, while preventing others from infringing upon our rights. We have been building, and intend to continue to build, a patent portfolio to protect our position in the market.
As of December 31, 2007, we have a total of 96 issued or pending patents. We currently have twelve issued U.S. patents, which will expire between 2013 and 2023, and twenty-five foreign patents protecting our technology. We intend to continue to file patent applications, detailing the optimal process conditions for the application of the Clearant Process® to particular products.
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
Employees
As of December 31, 2007, we have approximately eight total employees of which seven are full-time employees: one executive officer, one research and development employee, three sales and marketing employees and three clerical and administrative personnel.
Reports to Security Holders
We send an annual report including audited financial statements to all of our stockholders of record. Anyone may obtain a copy of our annual report without charge by writing to us at: Investor Relations, Clearant, Inc., 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067.
We file reports with the SEC in accordance with the Exchange Act, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements and other information.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer, and the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website can be found at http://www.sec.gov. All reports filed with the SEC are also available, free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our corporate website is located at www.clearant.com. The information contained on our website is not part of this prospectus or incorporated by reference herein.
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
We will require additional financing in order to carry out our business plan. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. There can be no assurance that we will obtain such additional capital on a timely basis, on favorable terms, or at all. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. If we are unable to generate the required amount of additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected and we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business. Furthermore, if we issue additional equity securities, current stockholders could experience dilution of their ownership in our Company.

Our limited operating history may make it difficult to evaluate and forecast our business to date, revenue potential and project our future viability.
We were incorporated in April 1999 in order to acquire certain assets of PureSource, Inc. and Sterways Pioneer, Inc., including patents that comprise a portion of the Clearant Process®. Prior to the second quarter of 2004, we were strictly a research and development company. We are now in the early stage of operations and development, and have only a limited operating history on which to base an evaluation and forecast of our business, revenue potential, and prospects. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, ability to increase revenues, maintain existing revenues, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated limited revenues to date, and there can be no assurance that we will continue to achieve the historical revenue levels, grow revenues or be able to successfully develop our products and penetrate our target markets. In addition, as we attempt to grow revenue, it is likely that we will experience monthly and quarterly revenue fluctuations. Further, it is likely that significant losses will be incurred through at least the end of the year and probably beyond, as we incur significant expenses associated with the further development, marketing and commercialization of the Clearant Process®. Our current cash burn rate is approximately $0.2-$0.3 million per month. If we do not raise any additional funds, our revenues do not increase and we do not reduce our expenses, our cash reserves will be exhausted during approximately the second quarter 2008 or before if we are not able to successfully negotiate with vendors.
We have a history of and expect to continue to generate substantial losses, may not become profitable and will need to expand our Clearant Process® to increase revenues.
To date, we have generated only limited revenues, and have had limited marketing activities. We expect that we will have significant operating losses and accumulated losses and will record significant net operating cash outflows at least through the end of 2008 and possibly beyond.
Our ability to achieve meaningful near-term revenues is heavily dependent on our current effort to prove the efficacy of the Clearant Process® in the tissue market and the successful commercialization of such technology. No assurances can be made that we will be successful in doing this. In addition, if we begin to be a processor representative for certain tissue of our customers, our ability to assist in the distribution of such tissues and recover the purchasing and operating costs will be meaningful in our ability to achieve revenues and control expenses. Our longer term financial performance, on the other hand, is heavily dependent on timely and cost effectively proving the efficacy of the Clearant Process® in other markets. We may not successfully prove the efficacy of our pathogen inactivation processes for specific products according to our current development schedule, if at all.
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
Our growth and profitability will depend in large part on our unproven ability to:
•	Continue to successfully demonstrate the efficacy of the Clearant Process® in tissue;

•	Successfully demonstrate the efficacy of the Clearant Process® in sterilizing other biological products, including plasma protein, recombinant proteins and medical devices;

•	Successfully market and commercialize the Clearant Process®;

•	Enter into additional license, sterilization service and processor representative agreements with manufacturers and providers of biological products;

•	Develop and protect our intellectual property rights;

•	Complete product-specific development of the Clearant Process® for our target markets; and

•	Obtain (or have the users of the Clearant Process® obtain) required product regulatory approvals.
Research and development and commercialization efforts may not be successful or, if they are, the Clearant Process® may not obtain market acceptance among major manufacturers and providers of tissues and other biological products. We are currently conducting a multi-center clinical study at eight separate facilities across the U.S. The clinical study tracts the post-operative results of patients who received tissue that had been treated with the Clearant Process®. Study evaluations include failure rate, range of motions and joint effusion (swelling) among other metrics which had been previously established by the clinical study committee prior to the start of the study. The twelve-month outcome results of this study are favorable and we are currently gathering data on the 24-month results. The occurrence of complications, stability and strength in the anterior cruciate ligament reconstructions using tissue treated with the Clearant Process® are comparable to the patient’s non-operated contralateral knee. Notwithstanding such current clinical results, we have received an indication from a single site, both participating in such multi-center study and with prior clinical data, that the clinical outcomes are significantly more adverse than the current data collected from the other multi-center sites. We are currently collecting, assessing and investigating such adverse data to understand this discrepancy. If the data and results from the multi-center are negative, it would materially impact the adoption of the Clearant Process® and our revenues.
We are experiencing material cash flow constraints.
We are past due on many of our accounts with vendors, suppliers, distributors, sales representatives and other service providers. We are in discussions with many of these accounts and are actively trying to resolve these past due amounts. No assurances can be made that we will be successful in reaching a settlement. Furthermore, many of these outstanding balances are with critical vendors and no assurances can be made that these accounts will continue to conduct business with us on similar terms or at all. If this happens, it could materially impact operations and revenue.
We utilize Independent Sales Representatives and Distributors.
We utilize a strategy to contract with independent sales representatives and distributors. These sales teams are not our employees but are independent contractors, and in some cases sell many other product lines. We cannot give any assurances that these sales teams will continue to market our products or how much time and effort they will devote to us versus other product lines. Further, we expect other products and companies to compete for their attention and time. Changes in product offerings or focus by these teams could lead to material fluctuations in revenue and unpredictability in revenue.
Achieving market acceptance for the Clearant Process® will depend on our ability to demonstrate the efficacy of the Clearant Process® in our target markets, as well as how the Food and Drug Administration applies the Good Tissue Practice guidelines issued on November 18, 2004 which became effective on May 25, 2005, and the Task Force on Human Tissue Safety created on August 30, 2006.
We currently have a limited sales force and may need to hire additional sales and business development personnel. Our marketing success will depend, to a significant degree, on our unproven ability to successfully demonstrate the efficacy of the Clearant Process® in our target markets, on the willingness of potential users of the Clearant Process® to adopt the Clearant Process® and on the market’s willingness of doctors and patients to utilize Clearant Process®-treated products. We may not be successful in our marketing endeavors or, if we are, we may not be able to adequately, timely and profitably market our pathogen inactivation process.

In addition, adoption of the Clearant Process® by potential users may depend, in part, on how the Good Tissue Practice or “GTP regulations” issued by the Food and Drug Administration or “FDA” on November 18, 2004, effective on May 25, 2005, are applied to tissue processors utilizing the Task Force created on August 30, 2006. The requirements may not provide sufficient incentive for tissue processors to adopt technologies that can provide validation for sterility label claims, the Clearant Process® may not prove compatible with the GTP regulations, or the FDA may, as a result of normal inspections of tissue processors, require additional data to allow customers to claim sterility. If the FDA requires additional data from our customers to support label claims of sterility, they may not be able to develop it in a timely and cost-effective manner, or at all. The inability of our customers to obtain or maintain validation of a sterility claim, or the failure to develop additional data if it is required, could materially impact our business, financial condition and results of operations.
Our success will depend on our ability to retain our managerial personnel and to attract additional personnel.
Our success will depend largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. Furthermore, we do not currently have employment contracts with our key employees, except for an employment agreement with our Chief Executive Officer and Chief Financial Officer, Jon Garfield.
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
We may need to expand our finance, administrative, scientific, sales and marketing and operations staff, and it is currently anticipated that we will need to hire an employee for the product development of tissues, other than musculoskeletal. There are no assurances that we will be able to make such hires. In addition, we may be required to enter into relationships with various strategic partners and other third parties necessary to our business. Planned personnel may not be adequate to support our future operations, management may not be able to hire, train, retain, motivate and manage required personnel or management may not be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we fail to manage our growth effectively, it could have a material adverse effect on our business, results of operations and financial condition.
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
The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission (the “SEC”) and the NASD will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

The Clearant Process® has been commercialized only in the tissue market and our future success depends on our ability to successfully commercialize the Clearant Process® for use in our other, larger target markets.
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
We, and our potential customers, may have to conduct significant additional research and animal or human testing before the Clearant Process® can be used by other third parties for a significant number of products. Clinical trials are expensive and have a high risk of failure. If our customers are unable or unwilling to fund these trials, or if these trials fail, our ability to generate revenues will be materially and adversely impacted.
To date, there has been only limited use and testing of Clearant Process®-treated products in humans and, while early indications have been favorable, these limited initial results may not be statistically significant or predictive of future results, either for the tissue market or new products which are treated by the Clearant Process® in the future. Our multi-center clinical study across the U.S. tracks the post-operative results of patients who received tissue that had been treated with the Clearant Process®. Study evaluations include failure rate, range of motions, and joint effusion (swelling) among other metrics which had been previously established by the clinical study committee prior to the start of the study. The twelve-month outcome results of this study are favorable and we are currently gathering data on the 24-month results. Notwithstanding such current clinical results, we have received an indication from a single site, both participating in such multi-center study and with prior clinical data, that the clinical outcomes are significantly more unfavorable than the current data collected from the other multi-center sites. Although we investigated the adverse data to understand this discrepancy and the results were favorable to us, if additional data and results from the multi-center prove to be negative, it would materially impact the adoption of the Clearant Process® and our success.
To compete effectively with other pathogen inactivation or removal technologies, our processes must be easy to use, compliant with regulations and cost-effective on a commercial scale. We may not be able to achieve any of these objectives. The Clearant Process® or third-party products using it may fail in one or more testing phases or may not attain market acceptance. Third parties may develop superior products or have proprietary rights that preclude us from marketing the Clearant Process®. If research and testing are not successful, the Clearant Process® will not be commercially viable, and our business, financial condition and results of operations will be materially adversely affected.
The success of our business will depend on our ability to develop new uses of the Clearant Process® that can be applied cost-effectively on a commercial scale, which may in some cases require potentially costly and time-consuming modification of the Clearant Process®.
The Clearant Process® has been used in a limited manner on a commercial scale only in the tissue market. It may be difficult or impossible to use the Clearant Process® economically on a commercial scale for products other than those in which the Clearant Process® currently is being used. As part of the commercialization of the Clearant Process®, we transfer the Clearant Process® technology to our licensees in order to allow the licensees to practice the technology and integrate the technology into their facility or manufacturing processes. Additionally, in September 2005, we launched a new sterilization service which allows tissue banks to send ready-for-sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Under either a license agreement or sterilization service agreement, the Clearant Process® is transferred, at least in part, to the customer and such transfer process consists of providing our developed standard procedures and supporting data, packaging specifications, supply lists, irradiator suggestions and irradiation specifications.
To date, we have completed development of these transfer procedures and specifications for musculo-skeletal applications of allograft tissue processor licensees, some of which use the Chicago facility. We may not be able to develop appropriate procedures, packaging and specifications for other (tissue and non-tissue) markets and licensees without substantial additional development time and expense, if at all.
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

In such case, we would be required to modify the parameters pursuant to which the Clearant Process® is applied to the applicable product, which could lead to the need for additional testing and clinical trials by the third party user. If we were required to modify the Clearant Process®, our development costs would increase and our programs could be delayed significantly, with a similar delay in receipt of potential licensing and sterilization service revenues. In any such circumstance, we may not be able to successfully modify the Clearant Process® at all for use on a particular product on a commercial scale. If we are unable to timely and cost-effectively develop successful technology transfer procedures for our target markets, including appropriate procedures, packaging and specifications, our ability to market and license the Clearant Process® and to generate licensing and sterilization service revenues, and our business, financial condition and results of operations, will be adversely affected.
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
We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Even if our patents are valid, we cannot guarantee that competitors will not independently develop alternative technologies that duplicate the functionality of our technology. Due to the extensive time required for development, testing and regulatory review of customers’ use of our processes, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents. In addition, if third parties become aware of parts of our technology that are covered by pending patent applications, we will be unable to prevent those parties from using such information until the patents issue. This could delay commercialization of the Clearant Process®.
We also cannot be certain that we were the first to make the inventions covered by each of our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. In that case, the affected patent or patent application would not be valid, and we may need to license the right to use third-party patents and intellectual property to continue development and marketing of our processes. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or licensing of our processes.
Although we are not aware of any interfering patents or other intellectual property held by others, such intellectual property may impact our ability to operate in the market segments on which we are currently focused or may target in the future. Further, we have not conducted a “freedom to operate” search with respect to our intellectual property, which is a comprehensive search of existing patents and pending applications that would (or in the case of pending patent applications, if granted) prohibit us from protecting our intellectual property. If there are interfering patents or other intellectual property and we are unable to license such interfering patents or other intellectual property on commercially reasonable terms or to modify the Clearant Process® in a cost-effective manner that does not (i) infringe on such intellectual property and (ii) materially impact the viability of the Clearant Process®, our business, results of operations and financial condition could be adversely affected.

We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. Patent and other intellectual property litigation is costly. In addition, we may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Determining the scope of our competitors’ rights could be costly in terms of our scientists’ and management’s time and resources.
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
We are exposed to potential liability risks inherent in the testing, marketing, licensing, distributing and treating of biotherapeutics and tissue products treated with the Clearant Process®. We may be liable if it is determined that any of our pathogen inactivation processes, or the products of any third party which utilize those processes, causes injury, illness or death. Furthermore, to the extent that a pathogen inactivation process adversely alters a product and such causes injury, illness, death or damage to the product, we may be liable. The regulatory compliance of pathogen inactivation levels is measured by the number of pathogens that are inactivated. Thus, it is possible that biological products heavily contaminated with pathogens could be treated by customers with the Clearant Process® and achieve levels of pathogen inactivation sufficient to meet regulatory standards for sterilization or viral inactivation, yet still contain sufficient pathogens to be harmful to humans.
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
We believe that our ability to commercialize the Clearant Process® effectively will depend on the safety, efficacy and cost-effectiveness of the Clearant Process®, as well as the willingness of manufacturers of biological products to adopt new pathogen inactivation technologies. We believe that market acceptance will depend on the extent to which manufacturers and distributors of tissues and other biological products, as well as physicians, patients and health care payers, perceive the benefits of using the Clearant Process® and, if applicable, that such benefits outweigh any potential additional cost. As part of our strategy to obtain wide-spread acceptance of the Clearant Process®, we have entered into, and intend to continue to seek to enter into, sponsored research agreements with potential users of the Clearant Process® to support research on and validation of potential applications of the Clearant Process® to such products. While we expect that the Clearant Process®, when optimized for application to a particular product, will be capable of inactivating a broad range of known types of pathogenic microorganisms, a product processor or manufacturer may direct us, or may choose, not to optimize the Clearant Process® to inactivate the broad range of known types of pathogenic microorganisms in a particular application. If a product produced with such a process results in infections from pathogens that were not adequately inactivated, the marketplace’s overall confidence in the Clearant Process® may be adversely affected both for that product and for other applications of the Clearant Process®.
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
We expect the Clearant Process® to encounter significant competition. The Clearant Process® may compete with other approaches to pathogen inactivation currently in use, as well as with future processes that may be developed. Similarly, products that are treated with the Clearant Process® may compete with products that are currently treated with alternative pathogen inactivation or removal techniques, as well as with future products that may be developed. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of the Clearant Process® to new and existing products. Product development is risky and uncertain, and we may not be able to develop our processes successfully. Competitors’ processes, products or technologies may make the Clearant Process® obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial, human, technical, marketing and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials, process implementation and other regulatory approval procedures and have developed substantial relationships with the small market of potential customers for the Clearant Process®. Our ability to compete successfully will depend, in part, on our ability to attract and retain skilled scientific personnel, develop technologically superior processes that can be implemented on a commercial scale, develop lower cost processes, obtain patent or other proprietary protection for our technologies and enforce those patents, obtain (or have third parties obtain) required regulatory approvals for our processes, be early entrants to the market and market and sell our processes, independently or through collaborations.
Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation processes. Most tissue processors currently utilize chemical rinse steps or low levels of gamma irradiation to reduce pathogens in devitalized human tissue products. Several companies are developing or have developed other technologies or combinations of existing technologies (including BioCleanse™ used by Regeneration Technologies, Inc.). Some of these technologies may have more animal and clinical data than we do to support the efficacy of their processes. There are currently no regulatory requirements that establish specific pathogen inactivation or sterility requirements for these products. If tissue processors choose to maintain their current processing methods or elect to adopt technologies other than the Clearant Process®, it could materially impact our ability to market and earn revenue from the Clearant Process®.

For biotherapeutic products comprising protein concentrates (e.g., plasma derivatives, monoclonal antibodies, recombinant and transgenic proteins), other technologies exist to inactivate or remove viruses, including the application of heat, certain chemicals like solvent-detergent, nanofiltration and partitioning during purification. Other technologies are in various stages of research and development, including novel uses of heat and other physical processes (e.g., microwave and supercritical fluids), new chemical agents including photosensitizers (e.g., Inactine™, riboflavin, psoralens), and applications of radiation other than the Clearant Process® (e.g., broad spectrum visible light, ultraviolet light and high energy electrons). If any of these technologies is successfully developed, it could have an adverse effect on our business, financial condition and results of operations.
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
Even though we do not receive payments directly from third-party health care payors, their reimbursement methods and policies impact the demand for Clearant Process®-treated tissue and other services and products. Third-party healthcare payors provide reimbursement for medical procedures at a specified rate without additional reimbursement for tissue, services and products used in such procedures. Our ability to act as a processor’s representative by providing tissue to the marketplace and to collect payment of tissues may be particularly susceptible to third-party cost containment measures.
Changes in the reimbursement methods and policies utilized by third-party health care payors, including Medicare, with respect to Clearant Process®-treated tissue could have a material adverse effect on us. Significant uncertainty exists as to the reimbursement status of newly introduced health care products and services and there can be no assurance that adequate third-party coverage will be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products.
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
The use of the Clearant Process® on a commercial scale requires the use of commercial gamma irradiation facilities. While there are a number of commercial gamma irradiation service providers in the United States and internationally, the vast majority of facilities in the United States are owned and operated by two commercial gamma irradiation service providers. If we, or our customers, in the provision of the sterilization services, are not able to negotiate or maintain favorable terms with such service providers to treat products, our efforts to commercialize the process with additional customers may be hindered.

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
We cannot provide assurances that planned trials will begin on time or be completed on schedule or at all, that any trials will result in marketable products or that the Clearant Process® will be commercially successful in one or more applications even if they have been approved by the FDA for marketing. Our process development costs will increase if any third party incorporating our processes has delays in testing or approvals. Similarly, our process development costs will increase if we experience any delays in any testing or studies we undertake as part of our marketing strategy. If any of these delays is significant, our business, financial condition and results of operations will be adversely affected.

To date, we have commercialized the Clearant Process® only for the tissue market, for which neither we nor the tissue processors were required to obtain any regulatory approval. However, based upon public disclosures, we believe that a certain tissue processor has not been prohibited by the FDA from labeling certain tissues as sterile based upon a comprehensive validation of its manufacturing process including but not limited to the Clearant Process® as the terminal pathogen inactivation step. We do not have any direct or other experience to date with respect to the ability of third-party manufacturers to obtain regulatory approval for use of the Clearant Process® in their manufacturing processes.
Because our business model is partially based on the receipt of royalties or service payments from users of the Clearant Process®, our success may be dependent on the ability of our customers to successfully market their products which have been treated by the Clearant Process®, which is dependent on events and developments in their businesses which are beyond our control.
Our business model is partially based on receiving royalties or service payments from users of the Clearant Process® in our target markets. The success of that model depends on our ability to successfully optimize and commercialize the Clearant Process® for use in our target markets and to successfully license the Clearant Process® to customers in those markets and ultimately on the ability of those customers to sell sufficient dollar volumes of their products that have been treated with the Clearant Process® to provide us with a substantial revenue stream. Accordingly, any events or developments in the business of our customers which adversely affect their ability to sell their Clearant Process®-treated products, even if unrelated to the efficacy of the Clearant Process®, will adversely affect our ability to generate revenues and thus our business, financial condition and results of operations. We will not have control over any such events or developments.
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
We depend heavily upon limited sources of human tissue, and any failure to obtain tissue from these sources in a timely manner will interfere with our ability to process and distribute allografts.
In 2007 we relied on three suppliers for the sourcing of our human tissue. The limited supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. If we were to lose any of these major suppliers, there can be no assurances that we would be able to locate new suppliers or that we would be able to fulfill our current needs with the existing suppliers.

In addition, due to seasonal changes in mortality rates, some scarce tissues that we use for our allografts are at times in particularly short supply. We cannot be sure that our supply of tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain tissue from these sources sufficient to meet our needs, we may not be able to locate replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue would significantly impair our revenues, which could cause the market price of our common stock to decline. We expect our revenues would continue to suffer for at least as long as needed tissue is in short supply.
Potential users of the Clearant Process® may depend on third party payers for reimbursement for the use of their products by the end consumer, who may not be willing to reimburse the users at levels sufficient to permit us to generate significant payments.
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
Our target markets are generally characterized by a small number of market participants. For example, the tissue market segment is controlled by a small number of entities in the United States: Musculoskeletal Tissue Foundation; AlloSource; Community Tissue Services; University of Florida Tissue Bank; Lifenet; Northwest Tissue Center; Tissue Bank International; Regeneration Technologies; and Northern California Tissue Center.
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
Our auditors’ opinion on our financial statements for the year ended December 31, 2007 contained an explanatory paragraph that expresses doubt about our ability to continue as a going concern due to recurring negative cash flows from operations, and limited working capital.
Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment.
Our common stock is traded on the OTC Bulletin Board (the “OTCBB”). There is a limited public float, and trading volume historically has been limited and sporadic. As a result, the current price for our common stock on the OTCBB is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole. We have and continue to evaluate listing on another market or exchange but there can be no assurance of our ability to move our listing. Issues such as market price, trading volume and volatility all contribute to lack of ability to move to another market or exchange.
The sale of shares by our stockholders may significantly impact the market price of our common stock.
The sale of shares by our stockholders may significantly affect the market price of our stock. Once shares of our common stock are registered, we have no control over which of the stockholders will actually sell all or any portion of their shares, or at what price. Sales of substantial amounts of our common stock, including approximately 46,000,000 shares that we issued in connection with the April and August 2007 private placements may impact the market price of our common stock.
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
The development, distribution, pricing, sales and marketing of our products, together with our general operations, is subject to extensive federal and state regulation. While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are, or will be, in compliance with all potentially applicable federal and state laws and regulations. If we fail to comply with any of these laws or regulations, a range of actions could result, including, but not limited to, the termination of clinical trials, restrictions on products made with the Clearant Process®, including withdrawal of products made with the Clearant Process® from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.
Our common stock may be considered a “penny stock” and may be difficult to sell when desired.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. This designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTCBB, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.
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
Item 2: Description of Property
Our principal executive offices, including all of our sales, marketing and administrative functions, are located in approximately 2500 square feet of office space at 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067, under a lease which expires on December 31, 2008. We pay rent of approximately $7,500 per month including operating expenses. We have also entered into a lease of approximately 2,300 square feet of space in Mundelein, Illinois, under a lease which expires March 31, 2009. This facility operates our sterilization service. We pay rent of approximately $1,800 per month at that location.
We believe that the current leased space is adequate, and that additional facilities will be available for lease to meet any future needs. If we expand, we may lease additional regional office facilities, as necessary, to service our customer base.

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
As of December 31, 2007, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
Item 3: Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently involved in the following material legal proceedings:
On September 27, 2006, we entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted us exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in certain geographic territories with an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, we were obligated to pay Osprey $500,000 as a prepayment for certain ordered products to be delivered after October 1, 2006. This prepayment was due upon the earlier of the following: (i) within three business days after we receive debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, we were required to make the following quarterly payments to be applied to payments for ordered products: $650,000 by October 31, 2006; $750,000 by January 1, 2007; $850,000 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008.
As of December 31, 2007, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
Item 5: Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the OTCBB under the symbol “CLRA.” The following table shows the high and low bid prices of our common stock, as quoted on the OTCBB, by quarter during each of our last two fiscal years. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from the OTCBB, for the respective periods.

	High	Low
Fiscal year ended December 31, 2006 [1]

First quarter	$2.39	$1.36

Second quarter	1.31	0.48

Third quarter	0.53	0.34

Fourth quarter	0.42	0.27

Fiscal year ended December 31, 2007 [1]

First quarter	$0.28	$0.11

Second quarter	0.17	0.02

Third quarter [2]	1.99	0.40

Fourth quarter	1.03	0.24

[1]	Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

[2]	On August 3, 2007, after recommendation by our board of directors, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to permit us to effect a 1:14 reverse stock split of our common stock. The reverse stock split is effective as of August 23, 2007. The prices quoted reflect the reverse stock split.
Holders
As of March 27, 2008, there were approximately 177 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividends
We have never declared or paid any dividends. We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2007:
Equity Compensation Plan Information

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
	and rights[1]	warrants and rights	(a))[2]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,573,624	$2.20	7,018,308

Equity compensation plans not approved by security holders	0	$0.00	0
Total	3,573,624	$2.20	7,018,308

[1]	On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Stock Award Plan. As of December 31, 2007, there were 156,780 shares of our common stock reserved for issuance upon the exercise of warrants and 3,416,844 shares of common stock reserved for issuance upon the exercise of options.

[2]	These options were issued under the 2000 and 2005 Stock Award Plans.

[3]	Of this amount, no shares were available for issuance under the 2000 Stock Award Plan and 7,018,306 shares were available for issuance under the 2005 Stock Award Plan.
Item 6: Management’s Discussion and Analysis or Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the years ended December 31, 2007 and 2006
At December 31, 2007, we had working capital deficit of $585,000 which included accounts payable and accrued liabilities of $1,943,000. At December 31, 2007, our total assets were $2,609,000, which consisted primarily of intangible assets and cash from the sale of our common stock.
Revenues
Our total revenue increased by $314,000 or 41%, to $1,084,000 for the year ended December 31, 2007, from $770,000 for the year ended December 31, 2006. Revenues from direct distribution of Clearant Process® sterile implants were $696,000 during the year ended December 31, 2007, which was the first full year of implementation. We expect revenue from direct distribution to increase as our sales force becomes fully integrated into the marketplace. This is our primary source of revenue generation and growth.

Revenues from licensing activities decreased $237,000 or 73%, to $90,000 for the year ended December 31, 2007, from $327,000 for the year ended December 31, 2006, as a result of the loss of one licensing customer in the first quarter of 2007 as well as our strategy of focusing on direct distribution rather than depending on licensing fees. Revenues from fees for service activities increased $25,000 or 28%, to $115,000 for the year ended December 31, 2007 from $90,000 for the year ended December 31, 2006 as we continued to offer customers the opportunity to use our sterilization service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be near-term material growth in licensing or fee for service revenue.
Revenues from contract research and milestones increased $89,000 or 95% to $183,000 for the year ended December 31, 2007, from $94,000 for the year ended December 31, 2006. This increase is primarily the result of a one-time termination fee from one of our licensing customers in the first quarter of 2007. Grant revenue decreased by $27,000 or 100%, to $0 for the year ended December 31, 2007 from $27,000 for the year ended December 31, 2006, as a result of the completion of a grant research projects in 2006.
Beginning in 2006, we changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research and grant revenue to decrease. We expect direct distribution, license and sterilization revenue to be more characteristic of recurring revenue.
Cost of Revenues
Our total cost of revenues decreased by $228,000, or 19% to $981,000 for the year ended December 31, 2007, from $1,209,000 for the year ended December 31, 2006. This decrease is primarily related to a reserve of inventory during 2007 of $444,000 compared to an $811,000 inventory and inventory related prepayment reserve during 2006. There were no inventory related prepayments in 2007. We do not expect any further reserves based upon current inventory levels. This was partially offset by increased cost of sales related to an increase in our direct distribution related revenue in 2007. We expect that the costs associated with the direct distribution and sterilization services to increase in conjunction with the revenue increase.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $4,965,000 or 57%, to $3,742,000 for the year ended December 31, 2007, from $8,707,000 for the year ended December 31, 2006.
Included in the $3,742,000 for the year ended December 31, 2007, are approximately $368,000 of non-cash stock-based compensation and $103,000 of non-cash stock grants to consultants, $299,000 of non-cash patent-related write-offs in accordance with SFAS 144, and approximately $406,000 of legal costs associated with on-going legal matters, including the legal dispute with one of our suppliers of hard tissue.
We incurred $368,000 in non-cash stock-based compensation for the year ended December 31, 2007 compared to $490,000 for the year ended December 31, 2006. The reduction is primarily related to the downsizing of personnel in the first quarter of 2007. In addition, we issued common stock and stock options to outside consultants for services rendered during the year ended December 31, 2007 and 2006, resulting in non-cash expense of $103,000 and $278,000, respectively. This decrease was due to a non-recurring grant of stock options to non-employees made during the year ended December 31, 2006. From time to time, we may issue common stock to consultants for services rendered and incur patent-related costs.
The $4,965,000 decrease in sales, general and administrative expense for the year ended December 31, 2007, from the year ended December 31, 2006 was principally due to the downsizing of personnel in the first quarter of 2007 as well as an overall concerted effort to decrease expenses in 2007. Reimbursement expense related to the Chief Executive Officer’s travel related expenses to our Los Angeles office was approximately $36,000 for the year ending December 31, 2007. Sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.

During the first quarter of 2007, we reduced the number of employees from 25 to 8, eliminated several marketing, public and investor relations initiatives, and prepared to move into less expensive office space, which had the result of decreasing ongoing expenses. We cannot make any assurances that operations can be maintained at this reduced expense level and may be required to increase expenses or employee count to properly continue normal operations. As of February 29, 2008, we had cash on-hand of approximately $839,000. Our ability to have sufficient capital through the end of 2008 is dependent on successful settlement of vendor claims, and we will need to raise additional capital prior to the end of the second quarter 2008.
Research and Development Expenses
Research and development expenses decreased by $846,000 or 91%, to $80,000 for the year ended December 31, 2007, from $926,000 for the year ended December 31, 2006. This decrease was largely a result of reduced research and development costs associated with the closing of the Maryland facility during the year ended December 31, 2006 and further cost reductions throughout the first half of 2007. Throughout the latter part of 2005 and during the first quarter of 2006, we closed our Maryland facility and reduced our R&D personnel and related expenses due to our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research & development costs in 2008, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time to time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the year ended December 31, 2007, we recognized $20,000 in net interest income compared to $192,000 in net interest income for the same time last year. The decrease in net interest income is due to having reduced funds to earn interest in 2007 over 2006. For the year ended December 31, 2007 we recognized $382,000 as a gain of settlement of obligations compared to $117,000 for the year ended December 31, 2006. This increase relates to the settlement of outstanding payables in 2007. In addition, we incurred a $130,000 and $35,000 loss on disposal of fixed assets during the year ended December 31, 2007 and 2006, respectively. The increase in the loss on disposal of fixed asset was due to the downsizing of employees in 2007 as well as the sale of the remaining assets related to the closing of our research & development facility. We have $1,062,000 cash on hand as of December 31, 2007, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2007, although this amount will decrease as the cash is depleted.
Liquidity and Capital Resources
Net cash used in operating activities was $2,530,000 for the year ended December 31, 2007, compared to $9,253,000 for the year ended December 31, 2006. During the year ended December 31, 2007, cash used by operations resulted in a $3,447,000 net loss. Significant non-cash adjustments to operating activities for the year ended December 31, 2007, included depreciation and amortization expense of $407,000, provision for inventory reserve of $444,000, non-cash charges of $368,000 for stock-based compensation. These were offset by a gain on settlement of obligations of $382,000 for the settlement of outstanding payables.
During 2006, cash used in operations resulted in a $9,798,000 net loss and a $422,000 decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities are primarily related to wages and decreased professional fees, such as public relations, accounting, and outside legal fees. Significant non-cash adjustments to operating activities for 2006, included depreciation and amortization expense of $532,000, and non-cash charges of $490,000 for stock-based compensation.
Our net cash used in investing activities was $46,000 for the year ended December 31, 2007 compared to net cash used in investing activities of $337,000 for the year ended December 31, 2006. During 2007 and 2006, our investing activities consisted primarily of intellectual property expenditures and capital expenditures.

We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $3,075,000 for the year ended December 31, 2007, compared to $12,000 for the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2007 consisted primarily of the net proceeds from the issuance of common stock in conjunction with the capital raise in 2007, leaving a balance of approximately $1,062,000 in cash and cash equivalents at December 31, 2007. Cash provided by financing activities in 2006 consisted primarily of $26,000 from the exercise of stock options offset by $14,000 for principal payments on capital lease obligations.
We have been unprofitable since our inception and we expect to incur additional operating losses through at least the end of 2008 and into 2009 as we incur expenditures on sales and marketing, commercial operations and research and development. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise.
Our future capital requirements will depend upon many factors, including progress with marketing our technologies, payment of outstanding accounts payable and accrued liabilities, the ramp-up of revenue from our existing and new contracts, future decisions to purchase tissue, costs required to represent the tissue banks in the distribution of the tissue, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur negative cash flows and net losses through at least the end of 2008 and into 2009.
Going Concern
As of February 28, 2008, we had cash on-hand of approximately $804,000. Our ability to have sufficient capital through the end of 2008 is dependent on successful settlement of vendor claims, and we will need to raise additional capital prior to the end of the second quarter 2008. We are in settlement discussions with many of these vendors. Failure to raise additional capital and to reach settlements with these vendors could result in the discontinuation of operations. Also, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Our current monthly negative cash flow is approximately $175,000 — $250,000. This amount does not include potential payments for settlement of past due accounts payable balances and potential inventory purchase requirements.
Contractual Obligations and Commercial Commitments
We lease facilities and equipment under non-cancelable operating leases with various expirations through 2010. The future minimum lease payments under these leases and other contractual obligations as of December 31, 2007 are as follows
($ in 000’s):

					More
		Less than	1 - 3	3 - 5	than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Lease obligations	$143	$123	$20	—	—

Bridge loan	$106	$106	—	—	—

Total	$249	$229	$20	—	—

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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, we recognize revenues from government grants. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advanced cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of December 31, 2007, we reserved for credit losses of $26,000.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. For the years ended December 31, 2007 and 2006, we had inventory reserves of $444,000 and $811,000, respectively, which were recorded as a cost of revenue.
Inventories and Inventory Related Prepayments
Inventories are primarily comprised of implantable donor tissue treated with the Clearant Process® and are valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are located at contracted tissue banks and on consignment in hospitals. Inventories may be reserved from time to time based on market conditions or other factors. For the years ended December 31, 2007, we had inventory reserves of $444,000.
In accordance with the terms of the spinal Supply and Distribution Agreement (See Note 13), we are required to make prepayments. Upon receipt of the inventory, the prepayments will be reclassified as inventory until distributed.
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
Income Taxes
Income taxes are accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. The financial statements as of and for the year ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R).
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
Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as described in “Item 3. Legal Proceedings,” as of the date of this report we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. We adopted this bulletin beginning January 1, 2007; it has had no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 159, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial position or results of operations.
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material affect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.
On November 5, 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. We are currently evaluating the potential impact, if any, that the adoption of SAB 109 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material affect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). We do not believe that the adoption of SAB 110 will have a material impact on our financial statements.
Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of December 31, 2007, we had no off-balance sheet arrangements.
The forward-looking comments contained in the above discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the discussion in “Item 7. Financial Statements,” as well as under the “Risk Factors” section above.

Item 7: Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Clearant, Inc.
Los Angeles, California
We have audited the balance sheet of Clearant, Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of our operations and our cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in Item 8A. Controls and Procedures and, accordingly, we do not express an opinion thereon.
The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 31, 2008

CLEARANT, INC.
BALANCE SHEET
(in thousands, except par value amounts)

December 31,
2007
Assets

Current assets:
Cash and cash equivalents	$1,062
Accounts receivable, net of allowances of $26	341
Inventory, net of $849 inventory allowance	0
Inventory related prepayments, net of $406 inventory allowance	0
Prepaids and other assets	68

Total current assets	1,471

Property and equipment, net of $83 of accumulated depreciation	87
Identifiable intangibles, net of $1,217 of accumulated amortization	991
Deposits and other assets	60

Total assets	$2,609

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,210
Accrued liabilities	733
Bridge loans, net	106
Deferred revenue	7

Total current liabilities	2,056

Deferred revenue — noncurrent	4

Total liabilities	2,060

Stockholders’ equity (deficit):
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 shares issued and outstanding)	5
Additional paid-in capital	86,360
Accumulated deficit	(85,816)

Total stockholders’ equity	549

Total liabilities, redeemable preferred stock and stockholders’ equity	$2,609

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended December 31,
	2007	2006
Revenues:
Licensing	$90	$327
Direct distribution	696	232
Fee for service	115	90
Contract research and milestones	183	94
Grants	—	27

Total revenues	1,084	770

Cost of revenues	981	1,209

Gross profit (Loss)	103	(439)

Operating expenses:
Sales, general and administrative	3,374	8,217
Stock based compensation	368	490
Research and development	80	926

Total operating expenses	3,822	9,633

Loss from operations	(3,719)	(10,072)

Other income (expense):
Interest income (expense), net	20	192
Gain on settlement of obligation	382	117
Loss on disposal of property and equipment	(130)	(35)

Loss before provision (benefit) for income taxes	(3,447)	(9,798)
Provision (benefit) for income taxes	—	—

Net loss attributable to common stock	$(3,447)	$(9,798)

Net loss per share:
Basic and diluted	$(0.16)	$(3.44)

Number of weighted average shares used in per share calculation:
Basic and diluted	21,517	2,849
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except par value amounts)

					Stock-
	Common Stock,		Additional		holders’
	$0.0001 par value		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2005	2,840	$—	$82,183	$(72,571)	$9,612

Exercise of common stock options	3	—	26	—	26
Issuance of common stock to consultants for services	27	—	254	—	254
Stock-based compensation	—	—	490	—	490

Net Loss	—	—	—	(9,798)	(9,798)

Balance at December 31, 2006	2,870	$—	$82,953	$(82,369)	$584

Issuance of common stock to consultants for services	22	—	60	—	60
Issuance of common stock as settlement of debt	31	—	109	—	109
Issuance of common stock	46,034	5	3,214	—	3,219
Issuance costs			(344)		(344)
Stock-based compensation	—	—	368	—	368

Net Loss	—	—	—	(3,447)	(3,447)

Balance at December 31, 2007	48,957	$5	$86,360	$(85,816)	$549

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2007	2006
Operating activities
Net loss	$(3,447)	$(9,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory and inventory related prepayments write down	444	811
Loss on sale of property and equipment	130	35
Depreciation and amortization	407	532
Stock-based compensation	368	490
Issuance of common stock to consultants for accounts payable	109	124

Issuance of common stock to consultants for services rendered	103	154
Non-cash interest expense associated with convertible debt financings		—
Gain on settlement of obligations	(382)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(67)	(66)
Inventory	(59)	(683)
Inventory related prepayments	—	(513)
Prepaids	(82)	3
Accounts payable	12	616
Accrued liabilities	(37)	(1,038)
Deferred revenue	(61)	(37)
Other assets and liabilities	32	234

Net cash used in operating activities	(2,530)	(9,253)

Investing activities
Cost of identified intangibles	(58)	(203)
Capital expenditures	(10)	(134)
Proceeds from sales of property and equipment, net	22	—

Net cash used in investing activities	(46)	(337)

Financing activities
Issuance of common stock, net of costs of $344	2,875	—
Issuance of bridge loan	200	—
Exercise of common stock options	—	26
Principal payments on capital lease obligations	—	(14)

Net cash provided by financing activities	3,075	12

Change in cash and cash equivalents	499	(9,578)

Cash and cash equivalents, beginning of period	563	10,141

Cash and cash equivalents, end of period	$1,062	$563

Supplemental Disclosure of Cash Flow Information:

Issuance of common stock for accounts payable	$109	$124
Issuance of common stock to consultants for services	$103	$154
Conversion of debt to equity	$200	$—
Cash paid for interest	$—	$2
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We were incorporated as a California corporation and commenced operations on April 30, 1999. We have developed a proprietary technology, the Clearant Process® that inactivates pathogens that may contaminate biological products such as tissue allograft implants, recombinant protein therapeutics, plasma protein therapeutics, blood and blood-related products. The Clearant Process® enables customers to meet the medical need for safer biological products and to satisfy current and future product safety guidelines. Our primary business model is to distribute Clearant Process® tissue to surgeons, hospitals and surgery centers through a direct and indirect sales force. Clearant continues to provide customers the ability to apply the Clearant Process® internally or through our sterilization service. Customers pay us for assistance in applying the process to their manufacturing processes or to apply the process for them at our sterilization service center. During 2003 and 2004, our primary sources of revenue were contract research and government grants. During 2005, we changed our emphasis from one-time, generally non-recurring research and grant revenue to obtaining license and sterilization service customers. During 2006, we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants to customers in order to facilitate market penetration. While we intend to continue to pursue the license and sterilization agreements, the direct distribution revenue model will be our primary focus, which may have an adverse impact on the pursuit of such agreements. Our ability to achieve a profitable level of operations will depend on our ability to continue to increase customer acceptance of the Clearant Process® and increased recognition by end users of the value of the Clearant Process® in assuring sterile products.
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
As described more fully in Note 10, in August 2007, we closed a private placement of 46,034,338 shares of our common stock for an aggregate purchase price of approximately $3,200 at a unit price of $0.005. We also consummated a 1-for-14 reverse stock split in August 2007 All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect this split.
In June 2005, we (formerly known as Bliss Essentials Corp.) changed our state of incorporation from Nevada to Delaware. In conjunction with the reincorporation, we had authorized common stock consisting of 200 million shares, $0.0001 par value, of which 48,957,445 shares are issued and outstanding as of December 31, 2007, and 50 million shares of preferred stock, $0.0001 par value, none of which are issued and outstanding as of December 31, 2007. Additional information pertaining to our reincorporation in Delaware can be found on Form 14A filed with the Securities and Exchange Commission on June 16, 2005. The carrying value of the common stock has been revalued in accordance with the reincorporation. On December 31, 2006, we merged with Clearant Licensing, Inc.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2007, these conditions raised substantial doubt as to our ability to continue as a going concern. In April and August 2007, we raised additional capital (See Note 10) to supplement our operations. There can be no assurance that we will be successful in our efforts to generate, increase or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Our revenue sources include direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. In addition, we recognize revenues from government grants. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advanced cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of December 31, 2007, we reserved for credit losses of $26.
Grants
We receive certain grants that support our research efforts in defined research projects, usually specific product applications of the Clearant Process®. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is generally recognized ratably over each grant period and as costs under each grant are incurred.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. For the years ended December 31, 2007 and 2006, we had inventory reserves of $444 and $811, respectively, which were recorded as a cost of revenue.
Settlement of Obligation
Settlement of obligation consists of a gain recognized for the settlement of outstanding payables for the fiscal years ended December 31, 2007 and 2006, which, while unusual in nature, is not an infrequent transaction for us.
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

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Cash Equivalents and Concentration of Credit Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions and may exceed FDIC insured limits. For and at the years ended December 31, 2007 and 2006, three customers accounted for approximately 33% and 49% of revenues, respectively, and three customers accounted for approximately 24% and 35% of accounts receivable, respectively.
Inventories and Inventory Related Prepayments
Inventories are primarily comprised of implantable donor tissue treated with the Clearant Process® and are valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are located at contracted tissue banks and on consignment in hospitals. Inventories may be reserved from time to time based on market conditions or other factors. For the years ended December 31, 2007, we had inventory reserves of $444.
In accordance with the terms of our spinal Supply and Distribution Agreement (See Note 13), we are required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
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
Long-Lived Assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2007 and 2006.
Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Financial Accounting Standards (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based on our valuation assessments of our patents, no impairment exists for the year ended December 31, 2007.
Research and Development Costs
Research and development costs are expensed as incurred.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Income Taxes
Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The significant components of the provision for income taxes for the fiscal year ended December 31, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.
Due to our current net loss position, we have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. The financial statements as of and for the year ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). Beginning January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method.
Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and consultants for the year ended December 31, 2007 and 2006 was $368 and $490, respectively.
Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
There were 3,267,180 and 1,716,000 options granted to employees, directors, and consultants during the year ended December 31, 2007 and 2006, respectively. The estimated fair value of options granted to employees, directors, and consultants during the year ended December 31, 2007 and 2006 was $1,402 and $1,245, respectively. Assumptions used to value the options granted were as follows:

Expected volatility	102.3%-201.0%
Risk-free interest rate	4.04%-4.60%
Expected life in years	5-9.88
Expected dividend yield	0%
As stock-based compensation expense recognized in the Statement of Operations for the twelve months ending December 31, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be approximately 9% and 49%, respectively. The 2006 forfeiture rate takes into consideration the significant downsizing of personnel in the first quarter of 2007. As of December 31, 2007 and 2006, stock-based compensation expense has been reduced by estimated forfeitures of approximately $56 and $280, respectively.

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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
In September 2006, the SEC issued SAB 108 which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet effective for any fiscal year beginning after November 15, 2006. We adopted this bulletin beginning January 1, 2007; it has had no material impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 159 , as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 159 will have a material impact on our financial position or results of operations.
In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material impact on our financial position or results of operations.
On November 5, 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. We are currently evaluating the potential impact, if any, that the adoption of SAB 109 will have on our financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material affect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). We do not believe that the adoption of SAB 110 will have a material impact on our financial statements.
NOTE 4 — NET LOSS PER SHARE
We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Year Ended December 31,
	2007	2006
Stock Options	3,416,844	285,743
Warrants	156,780	393,683
The following table sets forth the computation of basic and diluted net loss per share:

	For the year ended December 31,
	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(3,447)	$(9,798)
Denominator:
Weighted average common stock shares outstanding	21,517	2,849
Net loss per share, basic and diluted	$(0.16)	$(3.44)

NOTE 5 — INVENTORY AND INVENTORY RELATED PREPAYMENTS
Inventory is comprised of implantable donor tissue, which we fully reserved in 2007 due to the Supply and Distribution Agreement (See Note 13). For the years ended December 31, 2007 and 2006, we had inventory reserves of $444 and $811, respectively.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2007:

2007
Equipment	$69
Computer equipment and software	66
Furniture and fixtures	27
Leasehold improvements	8

170
Less accumulated depreciation	(83)

$87

We had no property or equipment that was leased as part of a capital lease agreement at December 31, 2007. Depreciation expense was $61 and $205 for the years ended December 31, 2007 and 2006, respectively.
NOTE 7 — IDENTIFIABLE INTANGIBLES
Identifiable intangibles consist of the following at December 31, 2007:

2007
Trademarks	$37
Patents	2,171
2,208

Less accumulated amortization	(1,217)

$991

Over the period January 1, 2008 to December 31, 2012, we project cumulative amortization expense related to our patents and trademarks issued at December 31, 2007 to be approximately $192, expensed equally over the five years. Because we evaluate the recoverability of our intangibles on a quarterly basis, and anticipate that new patents will be granted and issued in 2008 through 2012, actual amortization expense recorded over January 1, 2008 to December 31, 2012 could fluctuate significantly from the projected amount over the same period.
During the year ended December 31, 2007 and 2006, we recorded approximately $345 and $280, respectively, of expense associated with amortization and patent impairment.
NOTE 8 — RESTRICTED CASH
As of December 31, 2007, we had cash deposits of approximately $10, which is included in deposits and other assets on the balance sheet.
NOTE 9 — INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.
The significant components of the deferred tax assets and liabilities, along with the related valuation allowance at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$27,790	$26,716
Purchase in-process research and development	521	496
Research and development credits	1,369	1,379
Depreciation, accrued expenses and other	718	471

Net deferred tax assets	30,398	29,062
Less valuation allowance	(30,398)	(29,062)

	$—	$—

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Our valuation allowance on deferred tax assets increased from $29,062 as of December 31, 2006 to $30,398 as of December 31, 2007, due to continued operating losses as management has concluded that it is not more likely than not such assets will be realized.
The U.S. and foreign pretax losses for the years ended December 31, 2007 and 2006 was approximately $3,447 and $0, respectively, $9,798 and $0, respectively.
We have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets. The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

	2007	2006
Federal statutory rate	(34%)	(34%)
State taxes	(6%)	(5%)
Tax credits & other	(9%)	3%
Foreign loss with no benefit	0%	0%
Valuation allowance	49%	36%
At December 31, 2007 and 2006, we had net operating losses (“NOL”) for federal and state income tax purposes of approximately $146,502 and $141,642, respectively, which begin expiring in 2000. Section 382 of the Internal Revenue Code (Section 382) imposes, amongst other things, annual limitations restricting the timing and amounts of the future use of available NOL carryforwards at the time a change in ownership occurs. The utilization of these NOL carryforwards could be restricted in future periods as a result of any future change in ownership, as defined in Section 382. Such future change in ownership, if any, may result in significant amounts of these NOL carryforwards expiring unused. In conjunction with the August 2007 transaction (See Note 10), we will evaluate whether there are limitations on the use of our NOL carryforwards beyond December 31, 2007 under Section 382, including, as needed, the impact of cumulative changes in the ownership of our common stock. The NOLs and credit carryforwards noted above may be limited under Internal Revenue Code Sections 382 and 383, respectively. As of December 31, 2007, we have not performed an analysis in order to determine whether such limitations exist.
We also have federal and state research and development tax credit carryforwards as of December 31, 2007 and 2006, of approximately $1,369 and $1,379, respectively, which begin to expire in 2023.
NOTE 10 — CAPITALIZATION
Common Stock Transactions and Non-Cash Financing Activities
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

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
On August 3, 2007, we entered into a Settlement and Conversion Agreement with the bridge lender pursuant to which the bridge lender would be issued 2,857,143 shares for the $200 loan payable at $0.005 per share. As part of the Settlement and Conversion Agreement, the lender purchased an additional 2,142,859 shares at a price of $0.005 per share in exchange for aggregate proceeds of $142 and interest accrued on the bridge loan of $8. The bridge lender was also issued 51,021 shares as part of the original non-binding term sheet entered into by us in February 2007. The Settlement and Conversion Agreement directly caused the antidilution provision of the April private placement investors. The shares were issued on August 23, 2007.
On August 8, 2007, we announced a 1-for-14 reverse stock split which was previously authorized at our annual meeting of stockholders held on August 3, 2007. The record date for the reverse split was August 23, 2007 and we began trading on the NASD Electronic Bulletin Board (OTCBB) on a split adjusted basis on September 6, 2007 under the new symbol “CLRA.OB.”
During 2007, we paid accounts payable of $109 with 31,092 shares of common stock.
During 2007, we paid consultants $60 with 22,038 shares of common stock.
During 2006, we paid accounts payable of $124 with 19,714 shares of common stock. In addition, we issued 100,000 shares of common stock with a fair value of $130 to consultants for services rendered to us over a twelve month contract. Accordingly, $43 and $87 is reflected in sales, general and administrative expenses for the years ending December 31, 2007 and 2006, respectively.
Series A Redeemable Preferred Stock
We have 50,000,000 shares authorized and 0 shares outstanding as of December 31, 2007.
NOTE 11 — STOCK OPTIONS
On June 30, 2005, the stockholders approved our 2005 Stock Award Plan (the “2005 Plan”). There are 5,081,412 shares of common stock authorized for issuance under the Plan. In addition, we assumed options to purchase 137,042 shares of common stock in connection with the reverse merger consummated on March 31, 2005 from the 2000 Stock Award Plan of which 75,103 remain outstanding as of December 31, 2007. There are no future grants available under the 2000 stock Award Plan as of March 31, 2005. On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Stock Award Plan. Accordingly, an aggregate of 11,156,515 shares of common stock are reserved for issuance upon exercise of options.
The terms of the Plan provide for grants of stock options (“NSO”), stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock or other property. Employees, officers, directors and consultants are eligible for awards under the plan. However, incentive stock options (“ISO”) may only be granted to employees. An ISO will have the terms stated in the option agreement, provided, however, that the term shall be no more than ten years from the date of grant and the exercise price shall be no less than 100% of the estimated fair market value per share on the date of grant. NSOs shall have a term of no more than 10 years from the date of grant and an exercise price of no less than 85% of the estimated fair market value per share on the date of grant. Options granted to an individual who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of our stock , shall have an exercise price equal to no less than 110% of fair market value and a term of no more than five years from the date of grant. The vesting period for ISOs and NSOs is generally four years from the date of grant.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
The following table sets forth the activity of the 2000 and 2005 Plan and Non-Plan Options issued for the years ended December 31, 2007 and 2006:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2005	171,000	$8.40-$111.16	27,000	$8.40-$101.08	198,000	$8.40-$111.16
Granted	119,000	$6.16-$22.96	4,000	$4.90-$6.72	123,000	$4.90-$22.96
Exercised	—	$—	(3,000)	$8.40	(3,000)	$8.40
Change in status	(19,000)	$8.40-$44.38	19,000	$8.40-$44.38	—	$8.40-$44.38
Forfeited or expired	(28,000)	$8.40-$63.14	(4,000)	$32.20-$57.68	(32,000)	$8.40-$63.14

Outstanding at December 31, 2006	243,000	$6.16-$63.14	43,000	$4.90-$57.68	286,000	$4.90-$63.14
Granted	3,137,000	$0.35-0.45	130,000	$0.70	3,267,000	$0.35-0.70
Exercised	—	$—	—	$—	—	$—
Change in status	—	$—	—	$—	—	$—
Forfeited or expired	(136,000)	$0.35-$63.14	—	$—	(136,000)	$0.35-$63.14
Outstanding at December 31, 2007	3,244,000	$0.35-$63.14	173,000	$4.90-$57.68	3,417,000	$0.35-$63.14
Of the 3,137,000 shares issued to employees during 2007, 2,514,000 were issued to our officers and directors.
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2007 and December 31, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2006:
Employees — Outstanding	243,000	$26.46	7.17	$692,000
Employees — Expected to Vest	152,000	$28.00	7.16	$692,000
Employees — Exercisable	104,000	$33.60	6.03	$692,000

Non-Employees — Outstanding	43,000	$30.66	5.78	$287,000
Non-Employees — Expected to Vest	43,000	$30.66	5.78	$287,000
Non-Employees — Exercisable	41,000	$31.78	5.78	$287,000

As of December 31, 2007:
Employees — Outstanding	3,244,000	$1.31	9.57	$—
Employees — Expected to Vest	3,079,000	$1.31	9.57	$—
Employees — Exercisable	188,000	$10.69	7.85	$—

Non-Employees — Options Outstanding	173,000	$8.09	8.30	$—
Non-Employees — Expected to Vest	173,000	$8.09	8.30	$—
Non-Employees — Options Exercisable	41,000	$31.47	3.34	$—
Of the shares issued to employees, the number of shares outstanding, expected to vest, and exercisable to officers and directors is 2,581,000, 2,465,000, and 145,000, respectively.
Cash received from stock options exercised during the year ended December 31, 2007 and 2006 was $0 and $26, respectively. The total intrinsic value of options exercised during the year ended 2007 and 2006 was $0 and $18, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2007 and 2006, was $0.43 and $0.73.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Included in the table above, at December 31, 2007 and 2006, were options outstanding for 173,000 and 43,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).
As of December 31, 2007 and 2006, there were $1,724 and $1,676, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 3.2 and 2.8 years, respectively.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2007, we had 7,018,306 shares of unissued shares reserved for issuance under our 2005 Plan.
NOTE 12 — WARRANTS
There were no warrants granted in 2007.
During 2006, we issued two-year warrants to such holders to purchase an aggregate 23,734 shares of our common stock at an exercise price of $69.44 per share with a fair value of $99 as of March 31, 2006, in connection with a settlement of disputed claims, at our discretion.
In November 2005 and in conjunction with our secondary placement of common stock, we issued five-year warrants to such holders to purchase an aggregate 121,324 shares of our common stock at an exercise price of $69.44 per share. In addition, we issued five-year warrants to the placement agent to purchase an aggregate 11,728 shares of common stock at an exercise price of $69.44 per share. Due to the antidilution clause set forth in such holders warrant agreements, the exercise price of the above-mentioned shares was reduced to $4.21 per share due to the private placement entered into in 2007 (See Note 10).
Including those described above, all warrants have an exercise price of between $4.21 and $69.44 per share and terms of two to five years. The weighted average exercise prices and the weighted average remaining contractual life for warrants issued as of December 31, 2007 were as follows:

Warrants Outstanding
Number	Exercise	Weighted Average of Remaining
of Shares	Price	Contractual Life (Years)
133,052	$4.21	2.85
23,734	$69.44	0.15
All of the warrants granted to non-employees are valued based on our deemed fair value at the date the warrants are issued, using the Black-Scholes option pricing model prescribed by FAS No. 123R and the following assumptions:

Risk-free interest rate	3.0%-5.5%
Expected life in years	2-5
Dividend yield	0%
Expected volatility	70% to 80%
The weighted average deemed fair value of warrants granted to non-employees for the years ended December 31, 2007 and 2006 were $0.00 and $0.30 per share, respectively.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Leases
We lease certain facilities and equipment under non-cancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases as of December 31, 2007, are as follows:

2008	$123
2009	13
2010 and thereafter	7

Net minimum lease payments	$143
Rental expense on non-cancelable operating leases for the years ended December 31, 2007 and 2006 was $165 and $341, respectively.
We have obligations under capital leases for the years ended December 31, 2007 and 2006 of $0 and $27, respectively. As of December 31, 2007, we have no capital leases for equipment.
Litigation
From time-to-time, we are involved in litigation relating to claims arising in the normal course of business. Other than the Osprey legal dispute discussed under Supply and Distribution Agreements below we do not believe that any currently pending or threatening litigation will have a material adverse effect on our results of operations or financial condition as of December 31, 2007.
Supply and Distribution Agreements
On September 27, 2006, we entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted us exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in certain geographic territories with an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, we were obligated to pay Osprey $500,000 as a prepayment for certain ordered products to be delivered after October 1, 2006. This prepayment was due upon the earlier of the following: (i) within three business days after we receive debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, we were required to make the following quarterly payments to be applied to payments for ordered products: $650,000 by October 31, 2006; $750,000 by January 1, 2007; $850,000 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008.
As of December 31, 2007, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
NOTE 14 — 401K PLAN
We have a defined contribution profit sharing plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions. No employer contributions were made for the years ended December 31, 2007 and 2006.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 15 — FACILITY CLOSING CHARGES
In 2006, we developed an initiative designed to reduce the workforce and consolidate and move the laboratory to Los Angeles, California. The resulting facility closing charges for 2005 of $305 related to severance costs communicated in 2005 but to be remunerated in 2006. There were additional period costs incurred in 2006 of $53 in connection with the closing of the laboratory and moving of the equipment. In addition, we disposed of all lab equipment in both 2006 and 2007. The plan was approved by our executive management team and the board of directors in 2005.
NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following table presents summarized quarterly financial data (in thousands, except per share data):

	Quarter ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2007
Total revenues	$435	$168	$160	$321
Gross profit (loss)	287	76	57	(317)
Total operating expenses	1,174	920	989	739
Loss from operations	(887)	(844)	(932)	(1,056)
Other expense, net	(80)	(4)	356	0
Net loss	(967)	(848)	(576)	(1,056)
Net loss attributable to common stock	$(967)	$(848)	$(576)	$(1,056)
Net loss per share — Basic and diluted [1]	$(0.33)	$(0.11)	$(0.02)	$(0.02)
Number of weighted average shares	2,911	7,778	25,866	48,957

2006
Total revenues	$190	$106	$191	$283
Gross profit (loss)	136	48	78	(701)
Total operating expenses	2,802	2,455	2,733	1,643
Loss from operations	(2,666)	(2,407)	(2,655)	(2,344)
Other income (expense), net	153	64	41	16
Net loss	(2,513)	(2,343)	(2,614)	(2,328)
Net loss attributable to common stock	$(2,513)	$(2,343)	$(2,614)	$(2,328)
Net loss per share — Basic and diluted	$(0.88)	$(0.82)	$(0.92)	$(0.82)
Number of weighted average shares	2,840	2,846	2,851	2,857

[1]	Due to the significant number of shares issued on April 25, 2007 and August 23, 2007, the cumulative sum of the quarterly net loss per share is different than what is computed for the 12 months net loss per share. This is due to how shares are weighted for quarterly computations in accordance with FAS 128.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
There have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.
Item 8A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.
Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Changes in Internal Controls
Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report on the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our external controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

Name	Age	Position	Start of Term
Jon Garfield	44	Chief Executive Officer Chief Financial Officer Director Secretary	January 25, 2007 August 2, 2005 August 3, 2007 August 2, 2005
Rowland W. Day	52	Chairman of the Board	August 3, 2007
Michael Elek	46	Director	August 3, 2007
Maurice J. DeWald	68	Director	September 13, 2007
Jon Garfield, age 44, was appointed as our Chief Executive Officer, effective January 25, 2007. Mr. Garfield is also our Chief Financial Officer and Secretary. Mr. Garfield has served as a member of our board of directors since May 24, 2007 and was re-elected on August 3, 2007 to a one year term or until his respective successor is elected and qualified. From 2001 until August 2005, Mr. Garfield served as an independent financial consultant, including SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until January 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for formally New York Stock Exchange listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc. Maxxim was a formally New York Stock Exchange listed manufacturer and distributor of medical products. During 1986 to 1991 Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from the University of Texas, Austin.
Rowland W. Day II, age 52, has served as a member of our board of directors since April 5, 2007 and was re-elected on August 3, 2007 to a one year term or until his respective successor is elected and qualified. Mr. Day has been a corporate lawyer, representing public and private companies for over twenty years. From 2006 to present, Mr. Day has been a sole practitioner. From 2003 to 2006, Mr. Day was a partner of Day and Campbell, LLP. Prior to that time, he was of counsel to Tressler, Soderstrom, Maloney and Priess. Mr. Day serves as a member of the boards of directors of Restaurants on the Run and RE3W Worldwide. He is a member of the State Bar of California. He received a bachelor’s degree from California State University, Fullerton, and a J.D. from Whittier Law School.
Michael Elek, age 46, has served as a member of our board of directors since April 5, 2007 and was re-elected on August 3, 2007 to a one year term or until his respective successor is elected and qualified. Mr. Elek is a private investor in varied interests such as European real estate and private equity. Mr. Elek received an undergraduate degree from McGill University of Montreal, and an MBA with honors from St. John’s University.
Maurice J. DeWald, age 68, was appointed to our board of directors on September 13, 2007 to a one year term or until his respective successor is elected and qualified. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private financial advisory firm that he founded in 1992. From 1962-1991, Mr. DeWald was employed by KPMG LLC, a Big Four accounting and tax consulting firm, where he served at various times as director, and as the Managing Partner of the Orange County, Chicago and Los Angeles offices. Mr. DeWald is a director of Integrated Healthcare Holdings, Inc., Advanced Materials Group, Inc., NNN Healthcare/Office REIT, Inc. and Aperture Health. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and director of United Way of Greater Los Angeles. Mr. DeWald received a B.B.A. degree from the University of Notre Dame. He is also a Certified Public Accountant.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Legal Proceedings
There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees, including judgments finding violations of any federal or state securities or commodities law, material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge the following required forms were filed, but were not filed on a timely basis:
For the fiscal year ended December 31, 2007, Jon Garfield filed one late report regarding a purchase of shares of our common stock. The transaction was reported to the SEC on October 2, 2007. The report was filed late due to a delay in communication between us and Mr. Garfield.
For the fiscal year ended December 31, 2007, Rowland W. Day, II filed one late report regarding a purchase of shares of our common stock and an award of stock options. The transaction was reported to the SEC on October 18, 2007. The report was filed late due to a delay in communication between us and Mr. Day.
For the fiscal year ended December 31, 2007, Michael Elek filed one late report regarding an award of stock options. The transaction was reported to the SEC on October 4, 2007. The report was filed late due to a delay in communication between us and Mr. Elek.
Code of Ethics
We have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other accounting and financial managers and have attached it to this annual report as Exhibit 14.1.
Nominating Committee of the Board of Directors
We do not currently have an operating Nominating Committee.
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors, which we last reported in our Definitive Proxy Statement filed with the SEC on July 10, 2007.
Audit Committee of the Board of Directors
Our Audit Committee Charter provides for an Audit Committee consisting of at least three financially literate directors all of whom are independent and at least one of whom meets the requirements of an audit committee financial expert. On November 1, 2007, we formed an Audit Committee comprised of Mr. DeWald (Chairman) and Mr. Elek. Prior to this time, the board of directors was operating as the Audit Committee. We are still in the process of identifying and recruiting additional committee members for our Audit Committee. In 2007, all committee members were independent as defined by The NASDAQ Stock Market and met the applicable requirements for audit committee members, including Rule 10A-3(b) under the Securities Exchange Act of 1934, as amended. The Board had determined that Mr. DeWald is the audit committee financial expert as such term is defined in Item 407(d)(5)(ii) of Regulation S-B. On March 4, 2008, Mr. Elek purchased the beneficial interest of four companies who collectively own 11.7% of our common stock. Consequently, Mr. Elek is no longer an independent director pursuant to the SEC rules and will not continue as a member of our Audit Committee.

Independent Registered Public Accounting Firm
The firm of Singer Lewak Greenbaum & Goldstein LLP has been appointed to serve as our independent registered public accounting firm for the 2008 fiscal year unless the Audit Committee deems it advisable to make a substitution.
Item 10. Executive Compensation
The following table sets forth the total compensation received by the named executive officer during the fiscal years ended December 31, 2007 and 2006:
SUMMARY COMPENSATION TABLE

Name							Non-Equity	Nonqualified
and				Stock	Option		Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards		Compensation	Compensation	Compensation
position	Year	($)	($)[1]	($)	($)		($)	Earnings ($)	($)		Total ($)
Jon Garfield,	2007	$240,000	$0	$—	$0	[3]	$—	$—	$2,869	[4]	$242,869
Chief Executive	2006	$240,000	$25,000	$—	$0	[3]	$—	$—	$2,869	[4]	$267,869
Officer and Chief Financial Officer [2]
Susan Etzel,	2007	$129,896	$10,000	$—	$0	[6]	$—	$—	$115	[7]	$139,896
Controller[5]	2006	$107,500	$17,500	$—	$0	[6]	$—	$—	$115	[7]	$125,000
Carlo Brigola,	2007	$131,937	$0	$—	$0	[9]	$—	$—	$7,315	[10]	$139,137
Sales Rep[8]	2006	$16,192	$0	$—	$0	[9]	$—	$—	$715	[10]	$16,792

[1]	Bonuses are based on performance.

[2]	Mr. Garfield joined us as the Chief Financial Officer in August 2005 and was appointed as Chief Executive Officer in January 2007. Upon appointment as Chief Executive Officer, Mr. Garfield’s employment agreement was extended for 3 years. Under the terms of the agreement his salary was to be increased to $280,000, no adjustment to his salary has been made to date.

[3]	Mr. Garfield was granted 1,228,572 and 39,287 stock options for the years ended December 31, 2007 and 2006, respectively, under the terms of his employment agreement for his role as an officer and director. All options were granted under the 2005 Stock Award Plan. The intrinsic value of the options granted in 2007 and 2006 is $0.

[4]	Mr. Garfield receives $360,000 worth of life insurance for which premiums of $829 is paid annually and a sports club membership for which we pay $2,040.

[5]	Ms. Etzel joined us as the Controller in July 2005.

[6]	Ms. Etzel was granted 260,258 and 1,608 stock options for the years ended December 31,2007 and 2006, respectively. All options were granted under the 2005 Stock Award Plan. The intrinsic value of the options granted in 2007 and 2006 is $0.

[7]	Ms. Etzel receives $50,000 worth of life insurance for which premiums of $115 is paid annually.

[8]	Mr. Brigola joined us as hard tissue sales representative in November 2005.

[9]	Mr. Brigola was granted 136,686 and 0 stock options for the years ended December 31, 2007 and 2006, respectively. All options were granted under the 2005 Stock Award Plan. The intrinsic value of the options granted in 2007 and 2006 is $0.

[10]	Mr. Brigola receives $50,000 worth of life insurance for which premiums of $115 is paid annually and a $600 per month car allowance.
Employment Agreements
We have an employment agreement with Jon Garfield, which has been extended through June 2010. The agreement, as amended upon Mr. Garfield’s appointment as Chief Executive Officer, provides that Mr. Garfield will serve as our Chief Executive Officer and Chief Financial Officer. Mr. Garfield’s salary for 2007 was $240,000 and may be increased annually in accordance with our compensation policies. He is also eligible for an annual bonus at our sole discretion, which is targeted at a minimum of one-hundred percent (100%) of his base salary. In addition, Mr. Garfield is eligible for stock options in our sole discretion.

Mr. Garfield also receives executive benefits including group medical and dental insurance, $360,000 of term life insurance, accidental death and long-term disability insurance and a sports club membership.
We may terminate Mr. Garfield’s employment for cause and he shall be entitled to his pro-rated salary through the date of termination and all benefits accrued through such date. We shall have no further obligations to pay any compensation or benefits to Mr. Garfield and all of his unvested stock options will terminate. If we terminate Mr. Garfield without cause, he is entitled to a lump sum payment of an amount equal to his base salary through the end of his term and all of his unvested stock options will vest immediately provided that he signs a full general release.
Mr. Garfield’s agreement also provides that if he is terminated or his position is materially reduced within 12 months of a change of control, he shall be entitled to a lump sum payment in an amount equal to: (i) one and one-half years of salary (at the rate in effect at the time of his termination); and (ii) one and one-half times his full targeted bonus for that year. In addition, all of his unvested stock options will immediately vest. To be eligible for these payments, Mr. Garfield must sign a full general release.
Material Modification to Stock Options
On August 3, 2007, after recommendation by our board of directors, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to permit us to effect a 1:14 reverse stock split of our common stock. The reverse stock split is effective as of August 23, 2007. This reverse stock split reduced all outstanding stock options by 14.
Outstanding Equity Awards At Fiscal Year-End
The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
							Market	Plan	Market or
			Equity			Number	Value	Awards:	Payout
			Incentive Plan			of	of	Number of	Value of
			Awards:			Shares	Shares	Unearned	Unearned
	Number of	Number of	Number of			or Units	or Units	Shares,	Shares,
	Securities	Securities	Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying	Underlying			That	That	Other	Other
	Unexercised	Unexercised	Unexercised			Have	Have	Rights That	Rights That
	Options	Options	Unearned			Not	Not	Have Not	Have Not
	(#)	(#)	Options	Option Exercise	Option Expiration	Vested	Vested	Vested	Vested
Name	Exercisable[1]	Unexercisable[2]	(#)	Price ($)	Date	(#)	($)	(#)	(#)
Jon Garfield	46,431	1,235,714	—	14,286 @ $54.04	14,286 @ 8/30/15	—	—	—	—
Chief Executive				1,786 @ $22.96	1,786 @ 1/27/16
Officer and Chief				1,786 @ $15.68	1,786 @ 4/14/16
Financial Officer				35,715 @ $12.74	35,715 @ 5/1/16
				28,572 @ $0.35	28,572 @ 4/4/17
				1,200,000 @ .45	1,200,000 @ 9/12/17
Susan Etzel	4,143	258,795	—	1,072 @ $63.14	1,072 @ 7/29/15	—	—	—	—
Controller				1,072 @ $15.68	1,072 @ 4/14/16
				536 @ $12.74	536 @ 5/1/16
				3,115 @ $0.35	3,115 @ 4/4/17
				57,143 @ $0.56	57,143 @ 8/14/17
				200,000 @ $0.45	200,000 @ 9/12/17
Carlo Brigola,	0	136,686	—	2,400 @ $0.35	2,400 @ 4/4/17	—	—	—	—
Sales Rep				14,286 @ $0.56	14,286 @ 8/14/17
				120,000 @ $0.45	120,000 @ 9/12/17

[1]	Represents shares that are vested and/or immediately exercisable. All option shares were granted under either the 2000 or 2005 Stock Award Plan and are pre-reverse stock split.

[2]	Represents shares that are unvested and not immediately exercisable.

Compensation Of Directors
Our directors are compensated with stock options from time to time under our 2005 Stock Award Plan. The following table reflects the compensation of directors for our fiscal year ended December 31, 2007:
DIRECTOR COMPENSATION

					Non-Equity
	Fees				Incentive	Non-Qualified	All
	Earned or	Stock	Option		Plan	Deferred	Other
	Paid in	Awards	Awards		Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)		($)	Earnings ($)	($)	Total ($)
John S. Wehrle [1]	$—	$—	$—		$—	$—	$—	$0
Nolan H. Sigal [1]	$7,595	$—	$—		$—	$—	$7,595	$15,190
Herve de Kergrohen [1]	$—	$—	$—		$—	$—	$—	$0
Alexander Man-Kit Ngan [2]	$—	$—	$—		$—	$—	$—	$0
Rowland W. Day II [3]	$67,500	$—	$0	[7]	$—	$—	$45,000	$112,500
Michael Elek [4]	$—	$—	$0	[7]	$—	$—	$—	$0
Gaddo Cardini [5]	$—	$—	$—		$—	$—	$—	$0
Maurice DeWald [6]	$—	$—	$0	[7]	$—	$—	$—	$0

[1]	Resigned as a member of our board of directors effective April 26, 2007. As of July 26, 2007, none of the directors has exercised any of his options and all of his options have expired.

[2]	Resigned as a member of our board of directors effective January 16, 2007. As of May 11, 2007, Mr. Ngan has not exercised any of his options and all of his options have expired.

[3]	Appointed as a member of our board of directors effective April 5, 2007. Since that time, Mr. Day has earned $66,375 for legal services that he has provided to us. He is paid is monthly installments. On April 1, 2007, Mr. Day began receiving $7,500 a month for his board services. Payments are for a twelve-month period ending March 31, 2008.

[4]	Mr. Elek has received no compensation for his services.

[5]	Appointed as a member of our board of directors effective April 5, 2007 and resigned as such on May 21, 2007.

[6]	Appointed as a member of our board of directors effective September 13, 2007. Mr. DeWald has received no compensation for his services.

[7]	On September 13, 2007, Mr. Day, Mr. Elek and Mr. DeWald were each granted 400,000 stock options. These options are unvested and not immediately exercisable and vest 25% annually over four years. The intrinsic value of the options granted is $0.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2007:
Equity Compensation Plan Information

Number of
securities remaining
available for future
issuance under
	Number of		equity
	securities to be		compensation plans
	issued upon exercise	Weighted-average	(excluding
	of outstanding	exercise price of	securities
	options, warrants	outstanding options,	reflected in column
	and rights[1]	warrants and rights	(a))[2]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,573,624	$2.20	7,018,306

Equity compensation plans not approved by security holders	—	$—	—
Total	3,573,624	$2.20	7,018,306

[1]	On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Stock Award Plan. As of December 31, 2007, there were 156,780 shares of our common stock reserved for issuance upon the exercise of warrants and 3,416,844 shares of common stock reserved for issuance upon the exercise of options.

[2]	These options were issued under the 2000 and 2005 Stock Award Plans.

[3]	Of this amount, no shares were available for issuance under the 2000 Stock Award Plan and 7,018,306 shares were available for issuance under the 2005 Stock Award Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our common stock as of March 27, 2008:

		Amount and Nature	Percent of
Title of Class	Name and Address of Beneficial Owner[1]	of Beneficial Owner[1]	class
Common stock	Michael Elek [2]	5,714,288	11.7%
Common stock	Terren S. Peizer [3]	4,695,391	9.6%
Common stock	John McGinnis [4]	3,622,451	7.4%
Common stock	Rowland W. Day II [5]	3,137,003	6.4%
Common stock	Jay and Mel Seid, JTWROS [6]	2,869,591	5.9%
Common stock	Jon M. Garfield [7]	769,645	1.6%
Common stock	Maurice J. DeWald	0	0%
Common stock	All directors and executive officers as a group (4 persons)	9,620,936	19.7%

[1]	Applicable percentage ownership is based on 48,957,445 shares of common stock outstanding at March 27, 2008. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right. All addresses are c/o 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067, unless otherwise noted.

[2]	Includes 1,428,572 shares of common stock held in the name Summerlight Trading Corp., 1,428,572 shares of common stock held in the name Norpot Corp., 1,428,572 shares of common stock held in the name Snowball Overseas SA and 1,428,572 shares of common stock held in the name Cherwell Assets Corp. Excludes 2,571,430 shares beneficially owned by family members of Michael Elek. Mr. Elek disclaims any controlling or beneficial interest in such shares.

[3]	Excludes 17,858 shares of common stock held of record by Reserva Capital, LLC, which has been previously pledged as security for a loan as to which interest payments have not been made. Includes 277,634 shares held by Bowmore, LLC, 14,613 shares held by Porfidio, LLC and 4,285,715 shares held by Advanced Technology Holdings, LLC, all of which Terren S. Peizer is the sole managing member and options held by Mr. Peizer to purchase 21,286 shares of common stock at $9.24 per share and 16,143 shares at $31.50 per share which expire July 22, 2012 and December 1, 20ll, respectively. Assumes the exercise of all options held by Mr. Peizer. Mr. Peizer’s business address is 11150 Santa Monica Blvd., Suite 1500, Los Angeles, California 90025.

[4]	Includes 1,785,715 shares issued to West Valley Financial Management. Excludes 1,428,572 shares beneficially owned by RMR Assets Management Co. Mr. McGinnis disclaims any controlling or beneficial interest in such shares.

[5]	Includes 3,137,003 shares of common stock issued to Rowland W. Day II, as trustee of the Day Family Trust (2,865,458 shares) and the Rowland W. Day II Rollover IRA (271,545 shares), with Rowland W. Day in his individual capacity as the beneficial owner of all 3,137,003 shares. Mr. Day’s business address is 1 Hampshire Court, Newport Beach, CA 92660.

[6]	Includes 12,448 shares of common stock held of record by Melvin Seid.

[7]	Includes 714,286 shares of common stock, and outstanding options issued, vested and exercisable within sixty days of March 27, 2008 to purchase an aggregate 55,359 shares of common stock.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such sixty day period, have been so exercised, converted or exchanged.

Item 12. Certain Relationships and Related Transactions
Transactions with Related Persons
Rowland W. Day II, a member of our board of directors, and in his capacity as a corporate attorney, rendered legal services to us and our investors during 2007. As of December 31, 2007, the legal fees for which we are responsible for total $21,375. An arrangement for payment has been entered into, and the amount due will be paid in installments in 2008.
Director Independence
After review of all of the relevant transactions or relationships between each director (and his family members) and us, our senior management and our independent registered public accountants, our board of directors has determined that Mr. DeWald is defined as independent by The NASDAQ Stock Market rules and the SEC rules. There are no family relationships among any of our directors, executive officers or key employees.
Item 13: Exhibits

No.		Description
2.1		Merger Agreement and Plan of Reorganization, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh[1]
2.2		Asset Purchase Agreement, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh[1]
2.3		Merger Agreement and Plan of Merger, dated June 30, 2005, by and between Clearant, Inc. and CI Merger Corporation[2]
3.1		Amended and Restated Certificate of Incorporation Clearant, Inc., a Delaware corporation
3.2		Bylaws of Clearant, Inc., a Delaware corporation[2]
4.1		Specimen Common Stock Certificate[3]
10.1	*	2005 Stock Award Plan[4]
10.2		Amended and Restated Employment Agreement between Clearant, Inc. and Jon M. Garfield dated as of June 7, 2006, effective as of August 1, 2005.
10.3		Purchase Agreement, dated April 3, 2007 and August 3, 2007[5]
10.4		Registration Rights Agreement, dated April 3, 2007 and August 3, 2007[5]
14.1		Codes of Ethics[2]
31.1		Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.

[1]	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

[2]	Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

[3]	Incorporated by reference to our Registration Statement on Form S-3, filed with the SEC on November 23, 2005.

[4]	Incorporated by reference to Appendix F to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

[5]	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2007.

Item 14: Principal Accountant Fees and Services
Audit Fees
The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 by Singer Lewak Greenbaum & Goldstein LLP:

	Fiscal Year	Fiscal Year
	2007	2006
Audit Fees	$146,118	$141,746
Audit-Related Fees	$20,690	$6,722
Tax Fees	$16,187	$17,440
All Other Fees	$—	$—

Audit-related fees billed during fiscal years 2007 and 2006 were primarily for services provided in connection with the filing of the registrations statements and consulting related to stock-based compensation. All of the foregoing fees were approved by the Audit Committee in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X. During fiscal 2007, no portion of the Audit-Related Fees or All Other Fees was approved by the Audit Committee after services had been rendered pursuant to the de minimis exception established by the SEC.
Representatives of Singer Lewak Greenbaum & Goldstein LLP usually attend most meetings of the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy.
Tax Fees
We paid $16,187 and $36,197 for professional services with respect to tax compliance, tax advice or tax planning to Good Swartz Brown & Berns LLP and Ernst & Young LLP for the fiscal year ended December 31, 2007 and 2006, respectively.
All Other Fees
Total fees billed for professional services rendered by our auditors for consultation related to research of various accounting issues addressed in SEC comments and assistance in preparation of responses to the SEC during the years ended December 31, 2007 and 2006 were $0 and $0, respectively.
Pre-Approval Policy for Audit Services
Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Singer Lewak Greenbaum & Goldstein LLP are pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, such annual pre-approval to be performed by the Audit Committee.

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
Jon Garfield,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ Jon Garfield Jon Garfield	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2008
/s/ Rowland Day Rowland Day	Director	March 31, 2008
/s/ Michael Elek Michael Elek	Director	March 31, 2008
/s/ Maurice J. DeWald Maurice J. DeWald	Director	March 31, 2008
/s/ Susan Etzel Susan Etzel	Controller	March 31, 2008

EXHIBIT INDEX

No.		Description
2.1		Merger Agreement and Plan of Reorganization, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh[1]
2.2		Asset Purchase Agreement, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh[1]
2.3		Merger Agreement and Plan of Merger, dated June 30, 2005, by and between Clearant, Inc. and CI Merger Corporation[2]
3.1		Amended and Restated Certificate of Incorporation Clearant, Inc., a Delaware corporation
3.2		Bylaws of Clearant, Inc., a Delaware corporation[2]
4.1		Specimen Common Stock Certificate[3]
10.1	*	2005 Stock Award Plan[4]
10.2		Amended and Restated Employment Agreement between Clearant, Inc. and Jon M. Garfield dated as of June 7, 2006, effective as of August 1, 2005.
10.3		Purchase Agreement, dated April 3, 2007 and August 3, 2007[5]
10.4		Registration Rights Agreement, dated April 3, 2007 and August 3, 2007[5]
14.1		Codes of Ethics[2]
31.1		Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.

[1]	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

[2]	Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

[3]	Incorporated by reference to our Registration Statement on Form S-3, filed with the SEC on November 23, 2005.

[4]	Incorporated by reference to Appendix F to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

[5]	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2007.