Form 10-Q
period 2008-03-31
CLEARANT INC
filed 2008-05-14
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2008, there were 48,957,445 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$565	$1,062
Accounts receivable, net of allowances of $33 and $26 at March 31, 2008 and December 31, 2007, respectively	460	341
Inventory and inventory related prepayments, net of reserve of $1,320 and $1,255 at March 31, 2008 and December 31, 2007, respectively	19	—
Prepaids and other	34	68

Total current assets	1,078	1,471

Property and equipment, net of $91 and $83 of accumulated depreciation at March 31, 2008 and December 31, 2007, respectively	94	87
Identifiable intangibles, net of $1,246 and $1,217 of accumulated amortization at March 31, 2008 and December 31, 2007, respectively	973	991
Deposits and other assets	59	60

Total assets	$2,204	$2,609

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,211	$1,210
Accrued liabilities	741	733
Deferred revenue	15	7
Bridge loans, net	106	106

Total current liabilities	2,073	2,056

Deferred revenue — noncurrent	—	4

Total liabilities	2,073	2,060

Stockholders’ equity:
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	5	5
Additional paid-in capital	86,496	86,360
Accumulated deficit	(86,370)	(85,816)

Total stockholders’ equity	131	549

Total liabilities and stockholders’ equity	$2,204	$2,609

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
 (Unaudited)

	Three Months
	Ended March 31,
	2008	2007

Revenues:
Licensing	$57	$40
Direct distribution	307	179
Fee for service	9	50
Contract research and milestones	92	166

Total revenues	465	435

Cost of revenues	213	148

Gross profit	252	287

Operating expenses:
Sales, general and administrative	812	1,134
Research and development	3	40

Total operating expenses	815	1,174

Loss from operations	(563)	(887)

Other income (expense):
Interest income	9	5
Loss on disposal of fixed assets	—	(85)

Loss before provision (benefit) for income taxes	(554)	(967)
Provision (benefit) for income taxes	—	—

Net loss attributable to common stockholders	$(554)	$(967)

Net loss per share:
Basic and diluted	$(0.01)	$(0.34)

Number of weighted average shares used in per share calculation:
Basic and diluted	48,957	2,870
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(554)	$(967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	189
Loss on disposal of fixed assets	—	85
Non-cash stock-based compensation	136	67
Issuance of common stock to consultants for services rendered	—	93
Changes in operating assets and liabilities:
Accounts receivable	(119)	(98)
Inventory and inventory related prepayments	(19)	(79)
Prepaids	33	34
Accounts payable	1	270
Accrued liabilities	8	132
Deferred revenue	5	(63)
Other assets and liabilities	—	(170)

Net cash used in operating activities	(472)	(507)

Investing activities
Cost of identified intangibles	(10)	(21)
Capital expenditures	(15)	—
Net proceeds from sale of fixed assets	—	16

Net cash used in investing activities	(25)	(5)

Financing activities
Proceeds from issuance of bridge loan	—	200

Net cash provided by financing activities	—	200

Change in cash and cash equivalents	(497)	(312)

Cash and cash equivalents, beginning of period	1,062	563

Cash and cash equivalents, end of period	$565	$251

Supplemental Disclosure of Non-cash Financing Activities:

Issuance of common stock for accounts payable	$—	$109
Issuance of common stock to consultants for services	$—	$103
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Our accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.
We have omitted footnote disclosures that would substantially duplicate the disclosures contained in our audited financial statements and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2007 and 2006 and notes thereto in our Form 10-KSB dated December 31, 2007, filed with the Securities and Exchange Commission on April 1, 2008.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of March 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In April and August 2007, we raised additional capital to supplement our operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of March 31, 2008 and December 31, 2007, we reserved for credit losses of $33 and $26, respectively.

Cost of revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents and Concentration of Credit Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the quarter ended March 31, 2008, three customers accounted for approximately 42% of revenues and three customers accounted for approximately 48% of accounts receivable.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of March 31, 2008 and December 31, 2007, we had an inventory and inventory related prepayment reserve of $1,320 and $1,255, respectively.
In accordance with the terms of the Osprey Agreement (see Note 9 in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory, the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the three months ended March 31, 2008, we sold no property or equipment.
Long-Lived Assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three months ended March 31, 2008.
Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of March 31, 2008 and December 31, 2007, no impairment existed.

Research and Development Costs
Research and development costs are expensed as incurred.
Income Taxes
Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The significant components of the provision for income taxes for the periods ending March 31, 2008 and December, 31, 2007 were $0 and $0, respectively, for the current state provision. There was no state deferred or federal tax provision.
Due to our current net loss position, we have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the three months ended March 31, 2008 and 2007 was $136 and $67, respectively.
There were no options granted to employees and directors during the three months ended March 31, 2008 and 2007.
As stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be approximately 9% and 11%, respectively. As of March 31, 2008 and 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $10 and $26, respectively.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS 157 in 2008 did not have a material impact on the Company’s financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 159, as applicable, beginning in fiscal year 2008. The adoption of SFAS 159 in 2008 did not have a material impact on the Company’s financial reporting and disclosures.
In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 in 2008 did not have a material impact on the Company’s financial reporting and disclosures.
On November 5, 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (“GAAP”). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial reporting or disclosures.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material affect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). We do not believe that the adoption of SAB 110 will have a material impact on our financial statements.
NOTE 4 — NET LOSS PER SHARE
We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Three Months Ended March 31,
	2008	2007
Stock Options	3,416,844	2,358,000
Warrants	133,052	2,195,000
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2008	2007
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(554)	$(967)

Denominator:
Weighted average common stock shares outstanding	48,957	2,870

Net loss per share, basic and diluted	$(0.01)	$(0.34)
NOTE 5 — INCOME TAXES
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Due to the fact that we have substantial net operating loss carryforwards, adoption of FIN 48 had no impact on our beginning retained earnings, balance sheets, or statements of operations.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.
We recognize accrued interest and penalties on unrecognized tax benefits in income tax expense. We did not have any unrecognized tax benefits as of March 31, 2008 and 2007. As a result, we did not recognize interest expense, and additionally, did not record any penalties during the three months ended March 31, 2008 and 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 — DEBT
In February, 2007, we entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet the bridge lender was required to lend us $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700 the non-binding term sheet provided that the lender would receive 2,500,000 shares of our common stock, a first lien on all of our assets including our intellectual property, repayment of the $700 by May 1, 2007, and interest of 10% per annum. On February 20, 2007, we received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, we received notice of a claim by the bridge lender to preserve his right as outlined in the non-binding term sheet to fund the $700 bridge credit facility. On July 16, 2007, as disclosed on our Current Report on Form 8-K/A filed with the SEC on August 9, 2007, we entered into a settlement and conversion agreement with the bridge lender whereby we issued 2,857,143 shares for the $200 loan payable at $0.005 per share. The costs associated with the transaction are $16. The settlement and conversion agreement would release us from all outstanding claims from the bridge lender including the claim on our intellectual property by the bridge lender. The shares were issued on August 23, 2007.

NOTE 7 — COMMON STOCK
Common Stock Transactions and Non-cash Financing Activities
In August, 2007, we entered into stock purchase agreements and registration rights agreements with approximately 11 accredited and institutional investors for the sale of 7,511,875 shares of our common stock (“shares”) at $0.005 per share, in a private offering, in exchange for gross proceeds of approximately $525. This private placement was made in connection with the private placement we previously entered into on April 3, 2007 (the “April private placement”), pursuant to which approximately 20 accredited and institutional investors purchased 6,694,299 shares at $0.025 in exchange for gross proceeds of approximately $2,300. The costs associated with the transaction are $344. On August 23, 2007, pursuant to the antidilution provisions in the stock purchase agreements, 7,511,875 shares were issued to the new investors and 26,777,141 additional shares were issued to the April private placement investors to adjust their selling price to $0.005 per share. These shares have been recorded as an adjustment between additional paid in capital and par value as it represents an adjustment to the original sale price of common stock.
In August, 2007, we entered into a settlement and conversion agreement with the bridge lender pursuant to which the bridge lender would be issued 2,857,143 shares for the $200 loan payable at $0.005 per share. As part of the settlement and conversion agreement, the lender purchased an additional 2,142,859 shares at a price of $0.005 per share in exchange for aggregate proceeds of $142 and interest accrued on the bridge loan of $8. The bridge lender was also issued 51,021 shares as part of the original non-binding term sheet entered into by us in February 2007. The settlement and conversion agreement directly caused the antidilution provision of the April private placement investors. The shares were issued on August 23, 2007.
On August 8, 2007, we announced a 1-for-14 reverse stock split which was previously authorized at its annual meeting of stockholders held on August 3, 2007. The record date for the reverse split was August 23, 2007 and we began trading on the NASD Electronic Bulletin Board (“OTCBB”) on a split adjusted basis on September 6, 2007 under the new symbol “CLRA.OB.”
During the three months ended March 31, 2008 and 2007, we paid accounts payable of $0 and $109 with 0 and 31,092 shares of common stock, respectively.
During the three months ended March 31, 2008 and 2007, we paid consultants $0 and $60 with 0 and 22,038 shares of common stock, respectively.
NOTE 8 — STOCK-BASED AWARDS
Stock Options
A summary of activity under our 2000 Stock Option Plan (the “2000 Plan”) and 2005 Stock Option Plan (the “2005 Plan”) as of December 31, 2007, and for the three months ended March 31, 2008 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2007	3,244,000	$0.35-$63.14	173,000	$4.90-$57.68	3,417,000	$0.35-$63.14
Granted	––	$––	—	$—	––	$––
Exercised	—	$—	—	$—	—	$—
Change in Status	––	$––	––	$––	––	$––
Canceled	––	$––	—	$—	––	$––

Outstanding at March 31, 2008	3,244,000	$0.35-$63.14	173,000	$4.90-$57.68	3,417,000	$0.35-$63.14

Of the 3,244,000 shares outstanding for the quarter ended March 31, 2008 and the year ended December 31, 2007, 1,299,000 were issued to directors.
As of March 31, 2008 and December 31, 2007, there were $1,559 and $1,724, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. These costs are expected to be recognized over the weighted-average period of 3.0 and 3.2 years, respectively.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2008 and December 31, 2007, we had 7,018,306 shares of unissued shares reserved for issuance under the 2005 Plan.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
On September 27, 2006, we entered into a renewable two-year supply and distribution agreement (the “Osprey Agreement”) with Osprey Biomedical Corp. (“Osprey”). Under the Osprey Agreement, Osprey granted us exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in certain geographic territories with an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, we were obligated to pay Osprey $500 as a prepayment for certain ordered products to be delivered after October 1, 2006. This prepayment was due upon the earlier of the following: (i) within three business days after we receive debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, we were required to make the following quarterly payments to be applied to payments for ordered products: $650 by October 31, 2006; $750 by January 1, 2007; $850 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008.
As of March 31, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.

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
Forward-Looking Statements
The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, results of additional clinical studies, acceptance and success of our direct distribution of allografts, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 1 of our Form 10-KSB dated December 31, 2007, filed with the Securities and Exchange Commission on April 1, 2008. (the “Form 10-KSB”).
Overview
We acquire and develop our pathogen inactivation technology, the Clearant Process® , and market it to producers of biological products, most notably devitalized musculoskeletal tissue allograft implants (tissue).
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
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through March 31, 2008, four of these licensees have launched tissue products that were treated using the Clearant Process®, but are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through March 31, 2008, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
Based on these license and Sterilization Service results, we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants to our customers in order to facilitate market penetration. We intend to continue to pursue the license and sterilization agreements, although the direct distribution revenue model may have an adverse impact on the pursuit of such agreements.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
Our total revenue increased by $30,000 or 7%, to $465,000 for the three months ended March 31, 2008, from $435,000 for the three months ended March 31, 2007.
Revenues from direct distribution of Clearant Process® sterile implants were $307,000 and $179,000 during the three months ended March 31, 2008 and 2007, respectively. This is a 72% increase over the quarter ending March 31, 2007. Direct distribution continues to be our primary strategy of our growth plan.
Revenues from licensing activities increased 43% to $57,000 for the three months ended March 31, 2008, from $40,000 for the three months ended March 31, 2007. The increase is primarily related to the addition of a new licensing customer in the first quarter of 2008. Additionally revenues from fee for service activities were $9,000 and $50,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, as we continued to offer customers the opportunity to use our Sterilization Service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be a near-term material growth in licensing or fee for service revenue.
Revenues from contract research, milestones and grants decreased to $92,000 in the three months ended March 31, 2008, from $166,000 for the three months ended March 31, 2007. The decrease is primarily related to a one-time termination fee from one of our licensing customers in the first quarter 2007.
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
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $322,000 or 28%, to $812,000 for the three months ended March 31, 2008, from $1,134,000 for the three months ended March 31, 2007.
The $322,000 decrease in sales, general and administrative expenses for the three months ended March 31, 2008, from the three months ended March 31, 2007, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $136,000 in non-cash stock-based compensation expense for the three months ended March 31, 2008 compared to $67,000 for the three months ended March 31, 2007. The increase primarily relates to the issuance of shares to board members in the third quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the three months ended March 31, 2008 and 2007, in the amount of $0 and $48,000, respectively. From time to time, we may issue common stock to consultants for services rendered.

Research and Development Expenses
Research and development expenses decreased 93% to $3,000 for the three months ended March 31, 2008, from $40,000 for the three months ended March 31, 2007. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2008, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the three months ended March 31, 2008, we recognized $9,000 in net interest income compared to $5,000 in net interest income for the same three months last year. In addition, we incurred $0 and $85,000 loss on disposal of fixed assets during the three months ended March 31, 2008 and March 31, 2007, respectively. We had $565,000 cash on hand as of March 31, 2008, of which $563,000 was invested in short-term conservative money market funds.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of March 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In April 2007, we raised additional capital to supplement our operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.
As of March 31, 2008, we had net cash on hand of approximately $565,000. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are currently expending cash at a rate of approximately $175,000 to $250,000 per month, and at present rates, including the April and August 2007 funding, we anticipate that we will need to seek additional financing before the end of the second quarter 2008. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
Research and Development
For the coming year we plan to focus on generating revenue through our direct distribution revenue model and will expend cash to facilitate that process. In the long term, we plan to re-initiate our research and development spending surrounding blood plasma derivatives and recombinant products.
Direct Distribution Strategy
On November 28, 2006, we entered into a two-year supply agreement with a tissue bank for the supply of Clearant Process® sports medicine implants. We have agreed to pay a transfer fee for the sports medicine implants. The agreement shall automatically renew for successive one-year terms unless either party terminates upon written notice to the other party.
On September 27, 2006, we entered into the Osprey Agreement described in Note 9 in the accompanying footnotes to the financial statements. Under the Osprey Agreement, Osprey granted us exclusive rights to place current and future Osprey cervical and lumbar allografts treated with the Clearant Process® in certain geographic territories with an option for additional geographic territories. In exchange for the exclusive rights under the Osprey Agreement, we were obligated to pay Osprey $500 as a prepayment for certain ordered products to be delivered after October 1, 2006. This prepayment was due upon the earlier of the following: (i) within three business days after we receive debt or equity financing of at least $1 million, or (ii) October 31, 2006. In addition, we were required to make the following quarterly payments to be applied to payments for ordered products: $650 by October 31, 2006; $750 by January 1, 2007; $850 by April 1, 2007; $1 million by July 1, 2007; $1.2 million by October 1, 2007; $1.3 million by January 1, 2008; $1.5 million by April 1, 2008; and $1.75 million by July 1, 2008.

As of March 31, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.
Limited Cash Availability
Net cash used in operating activities was $472,000 for the three months ended March 31, 2008, compared to $507,000 for the three months ended March 31, 2007. During the three months ended March 31, 2008, cash used by operations resulted in a $119,000 increase in accounts receivable due to the increase in direct distribution revenue. Non-cash adjustments to operating activities for the three months ended March 31, 2008, included depreciation and amortization expense of $37,000 and a non-cash charge of $136,000 for stock-based compensation.
Our net cash used by investing activities was $25,000 for the three months ended March 31, 2008 compared to net cash used of $5,000 for the three months ended March 31, 2007. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $0 for the three months ended March 31, 2008, compared to net cash provided by financing activities of $200,000 due to the issuance of a bridge loan for the three months ended March 31, 2007.
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
As of March 31, 2008, we had net cash on hand of approximately $565,000. Excluding non-current accounts payable, accrued liability payments, and inventory related payments, we are currently expending cash at a rate of approximately $175,000 to $250,000 per month, and at present rates, including the April and August 2007 funding, we anticipate that we will need to seek additional financing before the end of the second quarter 2008. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
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

Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of March 31, 2008 are as follows ($ in 000’s) :

					More
		Less than 1			than 5
Contractual Obligations	Total	Year	1 -3 Years	3 - 5 Years	Years
Lease obligations	$113	$100	$13	—	—
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
Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of March 31, 2008, we had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles . Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from those estimates.
We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of SAB No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of March 31, 2008 and December 31, 2007, we reserved for credit losses of $33,000 and $26,000, respectively.

Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing Sterilization Services to customers.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of March 31, 2008 and December 31, 2007, we had an inventory and inventory related prepayment reserve of $1,320 and $1,255, respectively.
In accordance with the terms of the Osprey Agreement (see Note 9 in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory, as provided under the Osprey Agreement, the prepayments will be reclassified as inventory until distributed.
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
Income Taxes
Income taxes are accounted for under SFAS 109, Accounting for Income Taxes, using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the three months ended March 31, 2008 and 2007 was $136 and $67, respectively.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial reporting or disclosures.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 159, as applicable, beginning in fiscal year 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial reporting or disclosures.
In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s financial reporting or disclosures.
On November 5, 2007, the SEC issued SAB 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial reporting or disclosures.
In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). The adoption of SAB 110 did not have a material impact on the Company’s financial reporting or disclosures.
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

At March 31, 2008, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.

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
ITEM 6. Exhibits
Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Clearant, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Clearant, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Clearant, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on April 1, 2008 (the “Form 10-KSB”), that may affect the operations, performance, development and results of our business. Because the factors discussed in our Form 10-KSB and this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section of our Form 10-KSB, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this quarterly report as anticipated, believed, estimated, expected or intended.
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

CLEARANT, INC.
Date: May 14, 2008	By:	/s/ Jon Garfield
Jon Garfield, Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.