Form 10KSB/A
period 2007-12-31
CLEARANT INC
filed 2008-08-04
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 1

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
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,084,463.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 9,791,489 as of July 30, 2008.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,957,445 shares of common stock as of July 30, 2008.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE
Clearant, Inc., a Delaware corporation (“we,” “us” or “our”), is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2008 (the “Original Report”). The purpose of this Amendment No. 1 is to revise our discussion of the effectiveness of our internal control over financial reporting as of the end of the period covered by the Original Report.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 1, including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment No. 1.
Except with respect to our discussion of our conclusion as to the effectiveness of our internal control over financial reporting as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 1 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II
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
Management’s Report on Internal Control Over Financial Reporting
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

4

Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 13: Exhibits

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by its duly authorized representatives.

CLEARANT, INC.
By:	/s/ Jon Garfield
Jon Garfield,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Jon Garfield Jon Garfield	Chief Executive Officer, Chief Financial Officer and Director	August 4, 2008

/s/ Rowland Day Rowland Day	Director	August 4, 2008

/s/ Michael Elek Michael Elek	Director	August 4, 2008

/s/ Maurice J. DeWald Maurice J. DeWald	Director	August 4, 2008

/s/ Michael Bartlett Michael Bartlett	Director	August 4, 2008

/s/ Susan Etzel Susan Etzel	Controller	August 4, 2008

6