Form 10KSB/A
period 2007-12-31
CLEARANT INC
filed 2008-10-24
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 2

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,301,915 as of October 3, 2008.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,957,445 as of October 3, 2008.
Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

EXPLANATORY NOTE
Clearant, Inc., a Delaware corporation (“we,” “us” or “our”), is filing this Amendment No. 2 on Form 10-KSB/A (this “Amendment No. 2”) to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2008 (the “Original Report”) and amended on August 4, 2008. This Amendment No. 2 is being filed for the purpose of responding to comments received by us from the staff of the Securities and Exchange Commission with respect to Amendment No. 1 to Form 10-KSB filed on August 4, 2008.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 2, including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment No. 2.
Except with respect to our discussion of our conclusion as to the effectiveness of our disclosure controls and procedures as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 2 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective solely due to our failure to adequately report such officers’ conclusion with respect to the effectiveness of our internal control over financial reporting in the Original Report. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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

Date: October 24, 2008	CLEARANT, INC.
	By:	/s/ Jon Garfield
Jon Garfield,
Chief Executive Officer and Chief Financial Officer

4