Form 10-Q
period 2008-09-30
CLEARANT INC
filed 2008-11-14
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2008, there were 48,957,445 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$470	$1,062
Accounts receivable, net of allowances of $87 and $26 at September 30, 2008 and December 31, 2007, respectively	327	341
Other receivables	108	—
Inventory and inventory related prepayments, net of reserve of $1,315 and $1,255 at September 30, 2008 and December 31, 2007, respectively	15	—
Prepaids and other	99	68

Total current assets	1,019	1,471

Property and equipment, net of $138 and $83 of accumulated depreciation at September 30, 2008 and December 31, 2007, respectively	52	87
Identifiable intangibles, net of $1,275 and $1,217 of accumulated amortization at September 30, 2008 and December 31, 2007, respectively	962	991
Deposits and other assets	88	60

Total assets	$2,121	$2,609

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,085	$1,210
Accrued liabilities	811	733
Deferred revenue	13	7
Bridge loans, net	106	106

Total current liabilities	2,015	2,056

Convertible Promissory Note, net of debt discount of $140 and $0 at September 30, 2008 and December 31, 2007 respectively	668	—
Deferred revenue — noncurrent	—	4

Total liabilities	2,683	2,060

Stockholders’ equity (deficit):
Preferred stock ($0.0001 par value; 50,000 shares authorized; 1 share and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	—	—
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	5	5
Additional paid-in capital	86,843	86,360
Accumulated deficit	(87,410)	(85,816)

Total stockholders’ equity (deficit)	(562)	549

Total liabilities and stockholders’ equity	$2,121	$2,609

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Licensing	$6	$10	$77	$71
Direct distribution	421	136	1,183	440
Fee for service	29	11	65	80
Contract research and milestones	6	3	106	172

Total revenues	462	160	1,431	763

Cost of revenues	261	103	763	343

Gross profit	201	57	668	420

Operating expenses:
Sales, general and administrative	746	983	2,248	3,018
Research and development	1	6	6	65

Total operating expenses	747	989	2,254	3,083

Loss from operations	(546)	(932)	(1,586)	(2,663)

Other income (expense):
Interest income (expense)	(20)	3	(8)	3
Settlement of obligation	—	379	—	382
Loss on disposal of fixed assets	—	(26)	—	(112)

Loss before provision (benefit) for income taxes	(566)	(576)	(1,594)	(2,390)

Provision (benefit) for income taxes	—	—	—	—

Net loss	$(566)	$(576)	$(1,594)	$(2,390)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.19)

Number of weighted average shares used in per share calculation:
Basic and diluted	48,957	25,866	48,957	12,269
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(1,594)	$(2,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	364
Loss on disposal of fixed assets	—	112
Stock-based compensation	410	232
Non-cash interest expense	18	—
Issuance of common stock to consultants for services rendered	—	103
Issuance of warrants to consultants for services rendered	10	—
Gain on settlement of obligation	—	(382)
Changes in operating assets and liabilities:
Accounts receivable	14	(1)
Inventory and inventory related prepayments	(15)	(68)
Prepaids	(32)	(100)
Accounts payable	(125)	22
Accrued liabilities	78	101
Deferred revenue	3	(58)
Other assets and liabilities	—	33

Net cash used in operating activities	(1,120)	(2,032)

Investing activities
Cost of identified intangibles	(29)	(47)
Capital expenditures	(20)	(10)
Net proceeds from sale of fixed assets	—	22

Net cash used in investing activities	(49)	(35)

Financing activities
Proceeds from debt financing, net of fees of $115	577	—
Proceeds from the issuance of common stock, net of costs of $100	—	2,920
Proceeds from issuance of bridge loan	—	200

Net cash provided by financing activities	577	3,120

Change in cash and cash equivalents	(592)	1,053

Cash and cash equivalents, beginning of period	1,062	563

Cash and cash equivalents, end of period	$470	$1,616

Supplemental Disclosure of Non-cash Financing Activities:
Receivable recognized in financing transaction	$108	$—
Issuance of warrants to consultants for services	$10	$—
Issuance of common stock for accounts payable	$—	$109
Issuance of common stock to consultants for services	$—	$103
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Our accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.
We have omitted footnote disclosures that would substantially duplicate the disclosures contained in our audited financial statements and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2007 and notes thereto in our Form 10-KSB dated December 31, 2007, filed with the Securities and Exchange Commission on April 1, 2008.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of September 30, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In July 2008, we raised additional capital to supplement our operations by entering into a $2,000 convertible secured promissory note (see Note 6 in the accompanying footnotes to the Company’s financial statements). The $2,000 convertible secured promissory note was scheduled to be funded, net of fees of approximately $250, in tranches of: $400 on July 8, 2008; $400 on August 22, 2008 of which $252 was received on September 5, 2008, and $108 was received on October 1, 2008, which as of September 30, 2008, was recorded as other receivables; $600 scheduled on October 6, 2008 which has not yet been received; and $600 scheduled on February 16, 2009. There can be no assurance that we will receive any of the remaining tranches due on the secured promissory note. Regardless of whether we receive the full amount of the remaining tranches, we will still require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of September 30, 2008 and December 31, 2007, we reserved for credit losses of $87 and $26, respectively.

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
Cash Equivalents and Concentration of Credit Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the quarter ended September 30, 2008, three customers accounted for approximately 22% of revenues and three customers accounted for approximately 25% of accounts receivable.
Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3- Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, we measure our cash equivalents at fair value. Our cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2008, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $218 at September 30, 2008.

Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of September 30, 2008 and December 31, 2007, we had an inventory and inventory related prepayment reserve of $1,315 and $1,255, respectively.
In accordance with the terms of the Osprey Agreement (see Note 9 in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory, the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the three and nine months ended September 30, 2008, we sold no property or equipment.
Long-Lived Assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the nine months ended September 30, 2008.
Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of September 30, 2008 and December 31, 2007, no impairment existed.
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
The significant components of the provision for income taxes for the periods ending September 30, 2008 and December, 31, 2007 were $0 and $0, respectively, for the current state provision. There was no state deferred or federal tax provision.
Due to our current net loss position, we have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the three and nine months ended September 30, 2008 was $137 and $410, respectively and $71 and $232, respectively, for the three and nine months ended September 30, 2007, which were recorded as part of operating expenses.
There were 0 options granted to employees and directors during the three and nine months ended September 30, 2008 and 3,008,216 and 3,137,180 options granted to employees and directors during the three and nine months ended September 30, 2007.
As stock-based compensation expense recognized for the nine months ended September, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be approximately 9%, respectively. As of September 30, 2008 and 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $30 and $43, respectively.
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
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Nine Months Ended
	September 30,
	2008	2007
Stock Options	3,357,855	3,287,000
Warrants	1,173,052	157,000

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock	$(566)	(576)	$(1,594)	(2,390)
Denominator:
Weighted average common stock shares outstanding	48,957	25,866	48,957	12,269

Net loss per share, basic and diluted	$(0.01)	(0.02)	$(0.03)	(0.19)

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
We recognize accrued interest and penalties on unrecognized tax benefits in income tax expense. We did not have any unrecognized tax benefits as of September 30, 2008 and 2007. As a result, we did not recognize interest expense, and additionally, did not record any penalties during the nine months ended September 30, 2008 and 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 — DEBT
On July 9, 2008, we entered into an Agreement dated as of July 8, 2008 with CPI Investments, Inc. (“CPI”) whereby CPI agreed to loan us the aggregate amount of $2,000 (the “CPI Agreement”).
The loan is payable, net of fees of approximately $250, in tranches of: $400 which was funded on July 8, 2008; $400 of which $252 was funded on September 5, 2008, and $108 was funded on October 1, 2008, which as of September 30, 2008, was recorded as other receivables; $600 scheduled to be funded on October 6, 2008 which has not been received; and $600 scheduled to be funded on February 16, 2009. The principal amounts loaned have a 3-year term and will bear interest at 12% per year payable monthly with no prepayment option. The loan is convertible into 18,181,818 shares of our restricted common stock.
According to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), we allocated the proceeds received to the convertible debt and warrants based upon relative fair value. We allocated $63 to the warrants and $146 to the debt discount which are being amortized over the life of the debt.
Pursuant to the CPI Agreement, we granted CPI 2-year warrants to purchase (a) 4,500,000 shares of common stock at a $0.30 exercise price, and (b) 200,000 shares of common stock at a $0.15 exercise price, both vesting pro-rata upon funding of each tranche.
In addition, we also granted CPI one share of our Series A Preferred Stock, which votes together with our common stock and has votes equal to 45,454,545 shares of common stock. Those votes will be reduced by 2.5 votes for every 1 share of common stock into which the loan is converted. Provided that CPI meets its funding obligations under the CPI Agreement, CPI will maintain its voting rights throughout the term of the loan.

Under the terms of the Agreement, CPI appointed 3 board members to our board of directors, Michael Bartlett, Kenneth W. Davidson and Alan S. Blazei.
In February, 2007, we entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet, the bridge lender was required to lend us $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700, the non-binding term sheet provided that the lender would receive 2,500,000 shares of our common stock, a first lien on all of our assets including our intellectual property, repayment of the $700 by May 1, 2007 and interest of 10% per annum. On February 20, 2007, we received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, we received notice of a claim by the bridge lender to preserve his right as outlined in the non-binding term sheet to fund the $700 bridge credit facility. On July 16, 2007, as disclosed on our Current Report on Form 8-K/A filed with the SEC on August 9, 2007, we entered into a settlement and conversion agreement with the bridge lender whereby we issued 2,857,143 shares for the $200 loan payable at $0.005 per share. The costs associated with the transaction are $16. The settlement and conversion agreement would release us from all outstanding claims from the bridge lender including the claim on our intellectual property by the bridge lender. The shares were issued on August 23, 2007.
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
During the nine months ended September 30, 2008 and 2007, we paid accounts payable of $0 and $109 with 0 and 31,092 shares of common stock, respectively.
During the nine months ended September 30, 2008 and 2007, we paid consultants $0 and $60 with 0 and 22,038 shares of common stock, respectively.
During the nine months ended September 30, 2008, we issued a 10-year warrant to a distributor to purchase an aggregate 100,000 shares of our common stock at an exercise price of $0.10 per share with a fair value of $10 which is reflected in the our sales, general, and administrative expenses.
Pursuant to the CPI Agreement the Company issued 2-year warrants to purchase common stock (see Note 6 in the accompanying footnotes to the financial statements).

NOTE 8 — STOCK-BASED AWARDS
Stock Options
A summary of activity under our 2000 Stock Option Plan (the “2000 Plan”) and 2005 Stock Option Plan (the “2005 Plan”) as of December 31, 2007, and for the nine months ended September 30, 2008 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at December 31, 2007	3,244,000	$0.35-$63.14	173,000	$4.90-$57.68	3,417,000	$0.35-$63.14
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Change in Status	—	$—	—	$—	—	$—
Canceled	59,000	$0.35-$57.68			59,000	$0.35-$57.68

Outstanding at September 30, 2008	3,185,000	$0.35-$63.14	173,000	$4.90-$57.68	3,358,000	$0.35-$63.14
Of the 3,358,000 shares outstanding for the nine months ended September 30, 2008, and for the year ended December 31, 2007, 1,200,000 were issued to directors, respectively.
Of the shares issued to employees, the number of shares outstanding, expected to vest, and exercisable is 3,185,000, 3,023,000, and 919,000, respectively.
As of September 30, 2008 and December 31, 2007, there were $1,252 and $1,724, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. These costs are expected to be recognized over the weighted-average period of 2.6 and 3.2 years, respectively.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2008 and December 31, 2007, we had 6,973,723 and 7,018,306 shares of unissued shares reserved for issuance under the 2005 Plan. There are no future grants available under the 2000 Plan.
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
As of September 30, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.

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
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. As of September 30, 2008, four of these licensees have launched tissue products that were treated using the Clearant Process®, but are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. As of September 30, 2008, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
Based on these license and Sterilization Service results, we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants to our customers in order to facilitate market penetration. We do not intend to actively pursue or promote any of the new or existing license and sterilization agreements. The direct distribution revenue model may have an adverse impact on any current or future license and sterilization agreements.

Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues
Our total revenue increased by $302,000 or 189%, to $462,000 for the three months ended September 30, 2008, from $160,000 for the three months ended September 30, 2007.
Revenues from direct distribution of both Clearant Process® sterile implants and non-Clearant Process® implants were $421,000 and $136,000 during the three months ended September 30, 2008 and 2007, respectively. This is a 210% increase over the quarter ending September 30, 2007. Direct distribution continues to be our primary strategy of our growth plan.
Revenues from licensing activities decreased 40% to $6,000 for the three months ended September 30, 2008, from $10,000 for the three months ended September 30, 2007. Additionally revenues from fee for service activities were $29,000 and $11,000 for the three months ended September 30, 2008 and 2007, respectively, as we continued to offer customers the opportunity to use our Sterilization Service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be a near-term material growth in licensing or fee for service revenue.
Revenues from contract research, milestones and grants increased to $6,000 in the three months ended September 30, 2008, from $3,000 for the three months ended September 30, 2007. The increase is primarily related to the addition of a new annual support customer in 2008.
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
Cost of Revenues
Our total cost of revenues increased 153% to $261,000 for the three months ended September 30, 2008, from $103,000 for the three months ended September 30, 2007. The increase in cost of revenues is primarily related to the increase in direct distribution revenue.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $237,000 or 24%, to $746,000 for the three months ended September 30, 2008, from $983,000 for the three months ended September 30, 2007.
The $237,000 decrease in sales, general and administrative expenses for the three months ended September 30, 2008, from the three months ended September 30, 2007, was principally due the reduction in overall expenses, including legal fees, accounting fees, board fees, and investor relations. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $137,000 in non-cash stock-based compensation expense for the three months ended September 30, 2008 compared to $71,000 for the three months ended September 30, 2007. The increase primarily relates to the issuance of shares to board members in the third quarter of 2007. From time to time, we may issue common stock to consultants for services rendered.

Research and Development Expenses
Research and development expenses decreased 83% to $1,000 for the three months ended September 30, 2008, from $6,000 for the three months ended September 30, 2007. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished by our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2008, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the three months ended September 30, 2008, we recognized $20,000 in net interest expense compared to $3,000 in net interest income for the same three months last year. The increase in net interest expense is due to the convertible secured promissory note entered into on July 8, 2008. For the three months ended September 30, 2008 we recognized $0 as gain on settlement of obligation compared to $379,000 in the three months ended September 30, 2007 due to the settlement of outstanding payables. In addition, we incurred $0 and $26,000 loss on disposal of fixed assets during the three months ended September 30, 2008 and September 30, 2007, respectively.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues
Our total revenue increased by $668,000 or 88%, to $1,431,000 for the nine months ended September 30, 2008, from $763,000 for the nine months ended September 30, 2007.
Revenues from direct distribution of both Clearant Process® sterile implants and non-Clearant Process® implants were $1,183,000 and $440,000 during the nine months ended September 30, 2008 and 2007, respectively. This is a 169% increase over the nine months ending September 30, 2007. Direct distribution continues to be our primary strategy of our growth plan.
Revenues from licensing activities increased 9% to $77,000 for the nine months ended September 30, 2008, from $71,000 for the nine months ended September 30, 2007. Additionally revenues from fee for service activities were $65,000 and $80,000 for the nine months ended September 30, 2008 and 2007, respectively, as we continued to offer customers the opportunity to use our Sterilization Service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be a near-term material growth in licensing or fee for service revenue.
Revenues from contract research, milestones and grants decreased to $106,000 in the nine months ended September 30, 2008, from $172,000 for the nine months ended September 30, 2007. The decrease is primarily related to a one-time termination fee from one of our licensing customers in the first quarter 2007.
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

Cost of Revenues
Our total cost of revenues increased 122% to $763,000 for the nine months ended September 30, 2008, from $343,000 for the nine months ended September 30, 2007. The increase in cost of revenues is primarily related to the increase in direct distribution revenue.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $770,000 or 26%, to $2,248,000 for the nine months ended September 30, 2008, from $3,018,000 for the nine months ended September 30, 2007.
The $770,000 decrease in sales, general and administrative expenses for the nine months ended September 30, 2008, from the nine months ended September 30, 2007, was principally due to the downsizing of personnel in the first quarter of 2007, as well as the reduction in overall expenses, including legal fees, accounting fees, board fees, and investor relations. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $410,000 in non-cash stock-based compensation expense for the nine months ended September 30, 2008 compared to $232,000 for the nine months ended September 30, 2007. The increase primarily relates to the issuance of shares to board members in the third quarter of 2007. We issued common stock and stock options to outside consultants for services rendered during the nine months ended September 30, 2008 and 2007, in the amount of $0 and $48,000, respectively. From time to time, we may issue common stock to consultants for services rendered.
Research and Development Expenses
Research and development expenses decreased 91% to $6,000 for the nine months ended September 30, 2008, from $65,000 for the nine months ended September 30, 2007. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished by our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2008, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the nine months ended September 30, 2008, we recognized $8,000 in net interest expense compared to $3,000 in net interest income for the same nine months last year. The increase in net interest expense is due to the convertible secured promissory note entered into on July 8, 2008. For the nine months ended September 30, 2008 we recognized $0 as gain on settlement of obligation compared to $382,000 in the nine months ended September 30, 2007 due to the settlement of outstanding payables. In addition, we incurred $0 and $112,000 loss on disposal of fixed assets during the nine months ended September 30, 2008 and September 30, 2007, respectively.
Preferred Stock Dividend and Financing Costs
As of September 30, 2008 and 2007, there were 1 and 0 shares of preferred stock outstanding, respectively and no dividends paid or payable.

Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. From our inception through September 30, 2008, we have incurred an accumulated deficit of approximately $87.4 million. As of September 30, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In July 2008, we raised additional capital to supplement our operations. The $2.0 million convertible secured promissory note is to be funded, net of fees of approximately $0.25 million, in tranches of: $0.4 million which was funded on July 8, 2008; $0.4 million on August 22, 2008, of which $252,000 was funded on September 5, 2008, and $108,000 was funded on October 1, 2008, which as of September 30, 2008, was recorded as other receivables; $0.6 million on October 6, 2008 which has not been received; and $0.6 million on February 16, 2009. There can be no assurance that we will receive any of the remaining tranches due on the secured promissory note. Regardless of whether we receive the full amount of the remaining tranches, we will still require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.
We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.
As of September 30, 2008, we had net cash on hand of approximately $470,000. Including the July 2008 funding, we anticipate that we will need to seek additional financing before the end of the second quarter 2009. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all.
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

As of September 30, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
Limited Cash Availability
Net cash used in operating activities was $1,120,000 for the nine months ended September 30, 2008, compared to $2,032,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, cash used by operations resulted in a $14,000 increase in accounts receivable due to the increase in direct distribution revenue, and a decrease in accounts payable of $125,000 due to the settlement of obligations. Non-cash adjustments to operating activities for the nine months ended September 30, 2008, included depreciation and amortization expense of $113,000 and a non-cash charge of $410,000 for stock-based compensation.
Our net cash used by investing activities was $49,000 for the nine months ended September 30, 2008 compared to net cash used of $35,000 for the nine months ended September 30, 2007. Our investing activities consist primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $577,000 from the issuance of debt for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $3,120,000 from the issuance of common stock for the nine months ended September 30, 2007.
Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases and other contractual obligations as of September 30, 2008 are as follows ($ in 000’s):

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating Lease Obligations	$51	$42	$9	—	—
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
Off-Balance Sheet Arrangements
Except for operating lease commitments disclosed above, as of September 30, 2008, we had no off-balance sheet arrangements.

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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of SAB No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of September 30, 2008 and December 31, 2007, we reserved for credit losses of $87,000 and $26,000, respectively.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing Sterilization Services to customers.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of September 30, 2008 and December 31, 2007, we had an inventory and inventory related prepayment reserve of $1,315,000 and $1,255,000 respectively.
In accordance with the terms of the Osprey Agreement (see Note 9 in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory, as provided under the Osprey Agreement, the prepayments will be reclassified as inventory until distributed.
Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of its patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As of September 30, 2008 and December 31, 2007, no impairment existed.

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
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the nine months ended September 30, 2008 and 2007 was $410,000 and $232,000, respectively, which were recorded as part of operating expenses.
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.
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
At September 30, 2008, we had no investments that would create market risk. It is our intention to invest in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (September 30, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 5. Other Information
On August 1, 2008, we entered into an agreement with Cameron & Associates Corporate Finance, Inc. (“C&A”) pursuant to which C&A will provide investor relations services in return for a monthly fee of $10,000. The agreement has a minimum term of three months and thereafter may be terminated by either party on three day’s notice. Brian Cameron, the President and Chief Financial Officer of C&A is the Vice President, Chief Financial Officer, Treasurer and Secretary of CPI Investments, Inc. which beneficially owns 49.2% of our common stock which reflects (i) warrants to purchase 1,880,000 shares of common stock which vested as a result of the funding of a portion of the $2.0 million convertible secured promissory note and (ii) one share of Series A Preferred Stock which is entitled to vote at the equivalent of 45,454,545 shares of common stock.
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

Date: November 14, 2008	CLEARANT, INC.
	By:	/s/ Jon Garfield
Jon Garfield, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Agreement dated August 1, 2008, with Cameron & Associates Corporate Finance, Inc.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.