Form 10-K
period 2008-12-31
CLEARANT INC
filed 2009-03-24
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, $0.0001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) : $5,908,780 based on 39,391,868 non-affiliate shares outstanding at $0.15 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 17, 2009 was 48,957,445.
Documents incorporated by reference: none.

Forward Looking Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Clearant, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Clearant, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Clearant, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	general economic conditions;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	physician and patient acceptance of our products and services, including newly introduced products;

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes;

•	our future capital needs and our ability to obtain financing; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission (“SEC”).
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

FORM 10-K TABLE OF CONTENTS

PART I
Item 1. Business
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
The Clearant Process®
The Clearant Process® is designed to:
•	Inactivate a broad range of known pathogens irrespective of size, origin or structure including, but not limited to Human Immunodeficiency Virus (“HIV”), West Nile Virus, and Hepatitis C;

•	Achieve sterility, in some cases with margins of safety greater than that of a medical device;

•	Be used in both intermediate and final stages of production;

•	Protect the mechanical and biological properties of the biological product being treated; and

•	Be applied to a product after it has been sealed into its final package.
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

The Clearant Process® is designed to provide increased safety to biologic products to which it is applied by virtue of its lack of specificity (it inactivates a broad range of known types of pathogens irrespective of size, origin or structure), and in some cases by being a terminal sterilization process (capable of achieving pathogen inactivation after the product has been sealed into its final package). Beginning in 2005, we started to shift our focus from research and development to the commercialization of the Clearant Process®. Subsequently we closed the laboratory and sold the related lab equipment in 2006 and 2007. The net losses from the disposal are approximately $0 and $130,000 for the years ending December 31, 2008 and 2007, respectively. In addition, in the first quarter of 2006 we reduced our research and development staff from six employees to one, and as of January 2007 we eliminated all research and development staff. From time to time, we may explore opportunities to supplement in-house research and development with a third party research and development consulting firm, which we believe will provide a broader expertise in research and development and allow us to maintain a low research and development headcount. Our research and development expenses for the years ended December 31, 2008 and 2007 were $7,000 and $80,000, respectively.
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
Area of Focus: The Tissue Market
We believe the Clearant Process® will address a long-standing problem for patients, surgeons and tissue banks without significantly impacting the current tissue processing cycle. Using the Clearant Process®, the tissue bank prepares and packages its tissues and ships the containers to one of the Food and Drug Administration (“FDA”) -licensed gamma irradiation facilities in the United States, where the containers are irradiated using the Clearant Process® without being opened. Turnaround time in the irradiation facility is generally a few days.
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
We have achieved the following milestones in the devitalized human tissue industry:
•	Two direct sales representatives and approximately seventeen indirect sales groups, for a total of approximately 173 sales representatives;

•	The twelve-month initial results of our clinical study are favorable, and the occurrence of complications, stability and strength in the anterior cruciate ligament reconstructions using tissue treated with the Clearant Process® are comparable to the patient’s non-operated contralateral knees. We are currently gathering information on 24-month results.
Customer Agreements
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. As of December 31, 2008, four of these licensees have launched tissue products that were treated using the Clearant Process®, however, they are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. As of December 31, 2008, we have signed four such Sterilization Service agreements with tissue banks, of which only one is actively using this service. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
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
We believe the Clearant Process® can support a validated sterility claim by tissue processors under the GTP regulations. As validated “sterile” tissues become widely available, we believe that there will be increasing demand by doctors, buying groups, insurance providers and risk managers for the use of only sterile tissue. In addition we believe there may be a shift from the use of autografts (a patient’s own tissue) to the use of allografts (donor tissue). Allografts require only one surgical site (the implant site), reduce recovery time and decrease post-operative problems as compared to autografts, which require two surgical sites. To date doctors have reported to us no significant difference between patients receiving Clearant Process®-treated tissues as compared to those receiving traditional tissues. Furthermore, we conducted a multi-center clinical study at eight separate facilities across the U.S. The clinical study tracked the post-operative results of patients who received human soft allograft tissue that had been treated with the Clearant Process®. Study evaluations include failure rate, range of motion, and joint effusion (swelling) among other metrics which had been previously established by the clinical study committee prior to the beginning of the study. The twelve-month outcome results of this study are favorable and we are currently gathering data on the 24-month results. The occurrence of complications, stability and strength in the anterior cruciate ligament reconstructions using tissue treated with the Clearant Process® are comparable to the patient’s non-operated contralateral knee. Notwithstanding such current clinical results, we have received an indication from one participating site that has prior clinical data in addition to that collected in connection with our study that the clinical outcomes are significantly less favorable than the current data collected from the other multi-center sites. We investigated the unfavorable data to understand this discrepancy and the result was favorable to us.
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
As of December 31, 2008, we have a total of 87 issued or pending patent applications. We currently have eleven issued U.S. patents, which will expire between 2013 and 2023, and thirty-one patents protecting our technology. We intend to continue to file patent applications, detailing the optimal process conditions for the application of the Clearant Process® to particular products.
We review intellectual property held by others to determine if it may be complementary to our intellectual property portfolio or would impact our ability to operate in the market segments on which we are currently focused. To date we are not aware of any competing intellectual property that would materially limit our ability to operate as currently planned.
Employees
As of December 31, 2008, we have approximately eight total employees of which seven are full-time employees: two executive officers, two operations employees, three sales and marketing employees and one clerical and administrative personnel.

Reports to Security Holders
We send an annual report including audited financial statements to all of our stockholders of record. Anyone may obtain a copy of our annual report without charge by writing to us at: Investor Relations, Clearant, Inc., 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067.
We file reports with the SEC in accordance with the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer, and the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website can be found at http://www.sec.gov. All reports filed with the SEC are also available, free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our corporate website is located at www.clearant.com. The information contained on our website is not part of this prospectus or incorporated by reference herein.
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
Unstable market and economic conditions may have serious adverse consequences on our business.
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A prolonged or profound economic downturn may result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

Our limited operating history may make it difficult to evaluate and forecast our business to date, revenue potential and project our future viability.
We were incorporated in April 1999 in order to acquire certain assets of PureSource, Inc. and Sterways Pioneer, Inc., including patents that comprise a portion of the Clearant Process®. Prior to the second quarter of 2004, we were strictly a research and development company. We are now in the early stage of operations and development, and have only a limited operating history on which to base an evaluation and forecast of our business, revenue potential, and prospects. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, ability to increase revenues, maintain existing revenues, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated limited revenues to date, and there can be no assurance that we will continue to achieve the historical revenue levels, grow revenues or be able to successfully develop our products and penetrate our target markets. In addition, as we attempt to grow revenue, it is likely that we will experience monthly and quarterly revenue fluctuations. Further, it is likely that significant losses will be incurred through at least the end of the year and probably beyond, as we incur significant expenses associated with the further development, marketing and commercialization of the Clearant Process®. If we do not raise any additional funds, our revenues do not increase and we do not reduce our expenses, our cash reserves will be exhausted during approximately the second quarter 2009 or before if we are not able to successfully negotiate with vendors.
We have a history of and expect to continue to generate substantial losses, may not become profitable and will need to expand our Clearant Process® to increase revenues.
To date, we have generated only limited revenues, and have had limited marketing activities. We expect that we will have significant operating losses and accumulated losses and will record significant net operating cash outflows at least through the end of 2009 and possibly beyond.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.
As a public company, we incur significant legal, accounting and other expenses that we would not otherwise incur if we were private. The Securities Exchange Act and rules of the Securities and Exchange Commission (SEC) impose various requirements on public companies, resulting in increased legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, which requires significant resources and management oversight, increases our legal and financial compliance costs, and makes activities more time-consuming and costly. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Accordingly, from time to time we evaluate whether remaining a public company is in the best interests of our stockholders, or whether we should go private or cease publicly reporting our financial information and results of operations.

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
In 2008 we relied on three suppliers for the sourcing of our human tissue. The limited supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. If we were to lose any of these major suppliers, there can be no assurances that we would be able to locate new suppliers or that we would be able to fulfill our current needs with the existing suppliers.
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
Risks Related to Our Common Stock
Our independent registered public accounting firm has doubt as to our ability to continue as a going concern and this may adversely affect our stock price.
As a result of our lack of liquidity, recurring negative cash flows from operations, limited capital resources and accumulated debt, our independent registered public accounting firm has concluded that there is substandtial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included this in our financial statement for the year ended December 31, 2008. Our independent registered public accounting firm’s conclusion may cause uncertainty amoung investors and may adversely affect our stock price.
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
Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and the Financial Industry Regulatory Authority (“FINRA”) will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.
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
Our board of directors has the power to issue additional common stock without stockholder approval. Potential investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Exercise of stock options or warrants may also have a dilutive effect on our common stock. Also, any new issuance of common stock may result in a change of control.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Property
Our principal executive offices, including all of our sales, marketing and administrative functions, are located in approximately 2,500 square feet of office space at 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067, under a lease which expires on January 31, 2010. We pay rent of approximately $7,500 per month including operating expenses. We have also entered into a lease of approximately 2,300 square feet of space in Mundelein, Illinois, under a lease which expires March 31, 2010. This facility operates our sterilization service. We pay rent of approximately $1,800 per month at that location.

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
As of December 31, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
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

	High	Low
Year Ending December 31, 2009
1st Quarter (through March 17, 2009)	$0.10	$0.03
Year Ended December 31, 2008 [1]
1st Quarter	$0.32	$0.14
2nd Quarter	0.25	0.10
3rd Quarter	0.20	0.09
4th Quarter	0.19	0.03
Year Ended December 31, 2007 [2]
1st Quarter	$0.28	$0.11
2nd Quarter	0.17	0.02
3rd Quarter	1.99	0.40
4th Quarter	1.03	0.24

[1]	Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

[2]	On August 3, 2007, after recommendation by our board of directors, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to permit us to effect a 1:14 reverse stock split of our common stock. The reverse stock split is effective as of August 23, 2007. The prices quoted reflect the reverse stock split.
Holders
As of March 17, 2009, there were approximately 185 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividends
We have never declared or paid any dividends. We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2008:

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
Plan Category	and rights [1]	warrants and rights	(a)) [2]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,870,907	$1.28	7,673,723

Equity compensation plans not approved by security holders	0	$0.00	0

Total	4,870,907	$1.28	7,673,723

[1]	On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Stock Award Plan. As of December 31, 2008, there were 2,113,052 shares of our common stock reserved for issuance upon the exercise of warrants and 2,757,855 shares of common stock reserved for issuance upon the exercise of options.

[2]	These options were issued under the 2000 and 2005 Stock Award Plans.

[3]	Of this amount, no shares were available for issuance under the 2000 Stock Award Plan and 7,673,723 shares were available for issuance under the 2005 Stock Award Plan.

Item 6. Selected Financial Data
We are a smaller reporting company as defined in 17 CFR 229.10(f)(1) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201).
Item 7. Management’s Discussion and Analysis or Plan of Operation
Results of Operations for the years ended December 31, 2008 and 2007
At December 31, 2008, we had a working capital deficit of $1,301,000 which included accounts payable and accrued liabilities of $1,806,000, compared to a working capital deficit of $585,000 which included accounts payable and accrued liabilities of $1,943,000 for the year ended December 31, 2007. At December 31, 2008, our total assets were $1,717,000, compared to $2,609,000 for the year ended December 31, 2007, which consisted primarily of intangible assets and cash from the sale of our common stock.
Liquidity and Capital Resources
Net cash used in operating activities was $1,477,000 for the year ended December 31, 2008, compared to $2,530,000 for the year ended December 31, 2007. Significant non-cash adjustments to operating activities for the year ended December 31, 2008, included depreciation and amortization expense of $131,000, and non-cash charges of $571,000 for stock-based compensation.
Significant non-cash adjustments to operating activities for 2007 included depreciation and amortization expense of $407,000, provision for inventory reserve of $444,000, and non-cash charges of $368,000 for stock-based compensation. These were offset by a gain on settlement of obligations of $382,000 for the settlement of outstanding payables.
Our net cash used in investing activities was $67,000 for the year ended December 31, 2008 compared to net cash used in investing activities of $46,000 for the year ended December 31, 2007. During 2008 and 2007, our investing activities consisted primarily of intellectual property expenditures and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $747,000 for the year ended December 31, 2008, compared to $3,075,000 for the year ended December 31, 2007. Cash provided by financing activities for the year ended December 31, 2008 consisted of the net proceeds from the issuance of a related party convertible secured promissory note in conjunction with the capital raise in 2008, leaving a balance of approximately $265,000 in cash and cash equivalents at December 31, 2008. Cash provided by financing activities for the year ended December 31, 2007 consisted primarily of the net proceeds from the issuance of common stock in conjunction with the capital raise in 2007, leaving a balance of approximately $1,062,000 in cash and cash equivalents at December 31, 2007.
We have been unprofitable since our inception and we expect to incur additional operating losses through at least the end of 2009 and into 2010 as we incur expenditures on sales and marketing, commercial operations and research and development. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise.
The financial statements in Item 8 have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Our future capital requirements will depend upon many factors, including progress with marketing our technologies, payment of outstanding accounts payable and accrued liabilities, the ramp-up of revenue from our existing and new contracts, future decisions to purchase tissue, costs required to represent the tissue banks in the distribution of the tissue, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur negative cash flows and net losses through at least the end of 2009 and into 2010.
Off-Balance Sheet Arrangements
Except for operating lease commitments, as of December 31, 2008, we had no off-balance sheet arrangements.
Revenues
Our total revenue increased by $799,000 or 74%, to $1,883,000 for the year ended December 31, 2008, from $1,084,000 for the year ended December 31, 2007. Revenues from direct distribution of Clearant Process® sterile implants were $1,599,000 during the year ended December 31, 2008. We hope that revenue from direct distribution may increase as our sales force becomes more fully integrated into the marketplace. This is our primary source of revenue generation and growth.
Revenues from licensing activities decreased $7,000 or 8%, to $83,000 for the year ended December 31, 2008, from $90,000 for the year ended December 31, 2007, as a result of the loss of one licensing customer in the first quarter of 2007 as well as our strategy of focusing on direct distribution rather than depending on licensing fees. Revenues from fees for service activities decreased $26,000 or 23%, to $89,000 for the year ended December 31, 2008 from $115,000 for the year ended December 31, 2007 as we continued to offer customers the opportunity to use our sterilization service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be near-term material growth in licensing or fee for service revenue.
Revenues from contract research and milestones decreased $71,000 or 39% to $112,000 for the year ended December 31, 2008, from $183,000 for the year ended December 31, 2007. This decrease is primarily the result of a one-time termination fee from one of our licensing customers in the first quarter of 2007.
Beginning in 2006, we changed our emphasis away from one-time, generally non-recurring research and grant revenue to direct distribution of Clearant Process® sterile implants and obtaining license and sterilization service customers. We expect to continue this strategy and expect contract research, license and sterilization revenue to decrease. We expect direct distribution revenue to be more characteristic of recurring revenue.
Cost of Revenues
Our total cost of revenues increased by $35,000, or 4% to $1,016,000 for the year ended December 31, 2008, from $981,000 for the year ended December 31, 2007. This increase is primarily related to the increase in direct distribution revenue offset by a reserve of inventory and inventory related prepayment during 2007 of $444,000. We do not expect any further reserves based upon current inventory levels. We expect that the costs associated with the direct distribution and sterilization services to increase in conjunction with the revenue increase.
Sales, General and Administrative and Stock Based Compensation Expenses
Sales, general and administrative and stock based compensation expenses decreased by $760,000 or 20%, to $2,982,000 for the year ended December 31, 2008, from $3,742,000 for the year ended December 31, 2007.
Included in the $2,982,000 for the year ended December 31, 2008, are approximately $571,000 of non-cash stock-based compensation, $28,000 of non-cash patent-related write-offs in accordance with SFAS 144, and approximately $208,000 of legal costs associated with on-going legal matters, including the legal dispute with one of our suppliers of hard tissue.

We incurred $571,000 in non-cash stock-based compensation for the year ended December 31, 2008 compared to $368,000 for the year ended December 31, 2007. The increase is primarily related to the grant of options to employees and directors during the third quarter of 2007.
The $760,000 decrease in sales, general and administrative expense for the year ended December 31, 2008, from the year ended December 31, 2007 was principally due to the downsizing of personnel in the first quarter of 2007 as well as an overall concerted effort to decrease expenses in 2008. Reimbursement expense related to the Chief Executive Officer’s travel related expenses to our Los Angeles office was approximately $36,000 and $36,000 for the years ending December 31, 2008 and 2007, respectively. Sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
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
Research and Development Expenses
Research and development expenses decreased 91% to $7,000 for the year ended December 31, 2008, from $80,000 for the year ended December 31, 2007. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished by our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2009, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the year ended December 31, 2008, we recognized $45,000 in net interest expense compared to $20,000 in net interest income for the same time last year. The increase in net interest expense is due to interest recorded on the July 2008 related party convertible secured promissory note. For the year ended December 31, 2008 we recognized $5,000 as a gain of settlement of obligations compared to $382,000 for the year ended December 31, 2007. This decrease relates to the larger settlement of outstanding payables in 2007. In addition, we incurred a $0 and $130,000 loss on disposal of fixed assets during the year ended December 31, 2008 and 2007, respectively. The decrease in the loss on disposal of fixed asset was due to the downsizing of employees in 2007 as well as the sale of the remaining assets related to the closing of our research & development facility. We have $265,000 cash on hand as of December 31, 2008, which we are currently investing in short-term conservative money market funds. We expect to earn interest income in 2009, although this amount will decrease as the cash is depleted.
Doubt About Our Ability to Continue As Going Concern
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In July 2008, we raised additional capital to supplement our operations by entering into a $2,000,000 related party convertible secured promissory note. The $2,000,000 related party convertible secured promissory note was scheduled to be funded, net of fees of approximately $250,000, in tranches of: $400,000 on July 8, 2008; $400,000 on August 22, 2008 of which $252,000 was received on September 5, 2008, and $108,000 was received on October 1, 2008; $600,000 scheduled on October 6, 2008 of which $68,000 was received on December 12, 2008, $50,000 was received on January 8, 2009, and $155,000 was received on February 26, 2009; and $600,000 scheduled on February 16, 2009 which has not yet been received. On February 20, 2009, we entered into an amendment to the related party convertible secured promissory note. The amendment extends the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively. The amendment extending the closing date for the amounts due on October 6, 2008 accounts for payments previously made, as discussed above, and requires a payment of $160,000 on February 20, 2009, of which we received $155,000 on February 26, 2009 and $5,000 on March 12, 2009, a payment of $100,000 due before March 10, 2009, of which we received $72,000 on March 12, 2009 and a payment of $222,000 due before March 31, 2009. The amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. There can be no assurance that we will receive any of the remaining amounts due on the secured promissory note. Regardless of whether we receive the full amount of the remaining amounts, we will still require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

We have incurred significant operating loses and negative cash flows from operating activities, and have limited available cash, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, attain further operating efficiencies, and ultimately, to general greater revenue.
We expect to incur operating losses and negative cash flows for the foreseeable future. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and ultimately, to generate revenue.
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
As of February 28, 2009, we had cash on-hand of approximately $300,000. Our ability to have sufficient capital through the end of 2009 is dependent on successful settlement of vendor claims, and we will need to raise additional capital prior to the end of 2009. Failure to raise additional capital and to reach settlements with these vendors could result in the discontinuation of operations. Also, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.
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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. We recognize revenue related to milestones and contract research in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved or the contract research activities commence. In the event advanced cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of December 31, 2008 and 2007, we reserved for credit losses of $91,000 and 26,000, respectively.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. For the years ended December 31, 2008 and 2007, we had inventory reserves of $0 and $444,000, respectively, which were recorded as a cost of revenue.
Inventories and Inventory Related Prepayments
Inventories are primarily comprised of implantable donor tissue treated with the Clearant Process® and are valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are located at contracted tissue banks and on consignment in hospitals. Inventories may be reserved from time to time based on market conditions or other factors. For the years ended December 31, 2008 and 2007, we had inventory and inventory related prepayment reserves of $1,315,000 and $1,255,000, respectively.
In accordance with the terms of the spinal Supply and Distribution Agreement (See Note 13 to our financial statements), we are required to make prepayments. Upon receipt of the inventory, the prepayments will be reclassified as inventory until distributed.
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
Income Taxes
Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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
Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
The financial statements as of and for the years ended December 31, 2008 and 2007, reflect the impact of SFAS 123(R).
Fair Value of Financial Instruments
Fair value of financial instruments are accounted for under SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which requires the carrying amounts reported in the balance sheet for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities to approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
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
Recent Accounting Pronouncements
On November 5, 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on our financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004) which is effective on January 1, 2008. The adoption of SAB 110 did not have a material impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133 (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, (“SFAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of SFAS 142-3 will have a material impact on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2008, we have invested our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Clearant, Inc.
Los Angeles, California
We have audited the accompanying balance sheets of Clearant, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearant, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Clearant, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Report of Management on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cashflow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ SINGERLEWAK LLP
Los Angeles, California
March 20, 2009

CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$265	$1,062
Accounts receivable, net of allowance of $91 and $26 at December 31, 2008 and 2007, respectively	276	341
Inventory, net of $909 and $849 inventory allowance at December 31, 2008 and 2007, respectively	15	—
Inventory related prepayments, net of $406 and $406 inventory allowance at December 31, 2008 and 2007, respectively	—	—
Prepaids and other assets	62	68

Total current assets	618	1,471

Property and equipment, net of $146 and $83 accumulated depreciation at December 31, 2008 and 2007, respectively	44	87
Identifiable intangibles, net of $1,285 and $1,217 accumulated amortization at December 31, 2008 and 2007, respectively	970	991
Deposits and other assets	85	60

Total assets	$1,717	$2,609

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,070	$1,210
Accrued liabilities	736	733
Bridge loans	106	106
Deferred revenue	7	7

Total current liabilities	1,919	2,056

Convertible promissory note — related party, net of debt discount of $135 and $0 at December 31, 2008 and 2007, respectively	758	—
Deferred Revenue — noncurrent	—	4

Total liabilities	2,677	2,060

Stockholders’ equity (deficit):
Series A preferred stock ($0.0001 par value; 50,000 shares authorized; 0 and 0 share issued and outstanding at December 31, 2008 and 2007, respectively)	—	—
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 and 48,957 shares issued and outstanding at December 31, 2008 and 2007, respectively)	5	5
Additional paid-in capital	87,013	86,360
Accumulated deficit	(87,978)	(85,816)

Total stockholders’ equity (deficit)	(960)	549

Total liabilities and stockholders’ equity (deficit)	$1,717	$2,609

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended December 31,
	2008	2007
Revenues:
Licensing	$83	$90
Direct distribution	1,599	696
Fee for service	89	115
Contract research and milestones	112	183

Total revenues	1,883	1,084

Cost of revenues	1,016	981

Gross profit	867	103

Operating expenses:
Sales, general and administrative	2,411	3,374
Stock based compensation	571	368
Research and development	7	80

Total operating expenses	2,989	3,822

Loss from operations	(2,122)	(3,719)

Other income (expense):
Interest income (expense), net	(45)	20
Gain on settlement of obligation	5	382
Loss on disposal of property and equipment	—	(130)

Loss before provision (benefit) for income taxes	(2,162)	(3,447)

Provision (benefit) for income taxes	—	—

Net loss attributable to common stock	$(2,162)	$(3,447)

Net loss per share:
Basic and diluted	$(0.04)	$(0.16)

Number of weighted average shares used in per share calculation:
Basic and diluted	48,957	21,517
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except par value amounts)

								Stock-
	Series A Preferred		Common Stock, $0.0001		Additional		Other	holders’
	Stock		par value		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2006	—	$—	2,870	$—	$82,953	$(82,369)	$—	$584

Issuance of common stock to consultants for services	—	—	22	—	60	—	—	60
Issuance of common stock as settlement of debt	—	—	31	—	109	—	—	109
Issuance of common stock	—	—	46,034	5	3,214	—	—	3,219
Issuance costs	—	—	—	—	(344)	—	—	(344)
Stock-based compensation	—	—	—	—	368	—	—	368

Net Loss	—	—	—	—	—	(3,447)	—	(3,447)

Balance at December 31, 2007	—	$—	48,957	$5	$86,360	$(85,816)	$—	$549

Issuance of preferred stock in connection with related party convertible promissory note	—	—	—	—	—	—	—	—
Issuance of warrants in connection with related party convertible promissory note	—	—	—	—	63	—	—	63
Issuance of warrants to consultants for services	—	—	—	—	10	—	—	10
Settlement of issuance costs	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	571	—	—	571

Net Loss	—	—	—	—	—	(2,162)	—	(2,162)

Balance at December 31, 2008	—	$—	48,957	$5	$87,013	$(87,978)	$—	$(960)

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2008	2007
Operating activities
Net loss	$(2,162)	$(3,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory and inventory related prepayments write down	—	444
Loss on disposal of fixed assets	—	130
Depreciation and amortization	131	407
Stock-based compensation	571	368
Issuance of common stock to consultants for accounts payable	—	109

Issuance of common stock to consultants for services rendered	—	103
Issuance of warrants to consultants for services rendered	10	—
Accretion of debt discount	47	—
Gain on settlement of obligation	(5)	(382)
Changes in operating assets and liabilities:
Accounts receivable	65	(67)
Inventory and inventory related prepayment	(15)	(59)
Prepaids	5	(82)
Accounts payable	(135)	12
Accrued liabilities	12	(37)
Deferred revenue	(3)	(61)
Other assets and liabilities	2	32

Net cash used in operating activities	(1,477)	(2,530)

Investing activities
Cost of identified intangibles	(47)	(58)
Capital expenditures	(20)	(10)
Proceeds from sales of property and equipment, net	—	22

Net cash used in investing activities	(67)	(46)

Financing activities
Proceeds from convertible promissory note — related party, net of fees of $122	747	—

Proceeds from the issuance of common stock, net of costs of $344	—	2,875
Proceeds from the issuance of bridge loan	—	200

Net cash provided by financing activities	747	3,075

Change in cash and cash equivalents	(797)	499

Cash and cash equivalents, beginning of period	1,062	563

Cash and cash equivalents, end of period	$265	$1,062

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities
Issuance of common stock as settlement of debt	$—	$109
Issuance of common stock to consultants for services	$—	$103
Issuance of warrants to consultants for services	$10	$—
Conversion of debt to equity	$—	$200
Settlement of issuance costs	$9	$—
Issuance of warrants in connection with related party convertible promissory note	$63	$—
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 1 — NATURE OF OPERATIONS
We were incorporated as a California corporation and commenced operations on April 30, 1999. We have developed a proprietary technology, the Clearant Process® that inactivates pathogens that may contaminate biological products such as tissue allograft implants, recombinant protein therapeutics, plasma protein therapeutics, blood and blood-related products. The Clearant Process® enables customers to meet the medical need for safer biological products and to satisfy current and future product safety guidelines. Our primary business model is to distribute Clearant Process® tissue to surgeons, hospitals and surgery centers through a direct and indirect sales force. Clearant continues to provide customers the ability to apply the Clearant Process® internally or through our sterilization service. Customers pay us for assistance in applying the process to their manufacturing processes or to apply the process for them at our sterilization service center. During 2003 and 2004, our primary sources of revenue were contract research and government grants. During 2005, we changed our emphasis from one-time, generally non-recurring research and grant revenue to obtaining license and sterilization service customers. During 2006, we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants to customers in order to facilitate market penetration. We do not intend to continue to pursue any new license and sterilization agreements. The direct distribution revenue model will be our primary focus. Our ability to achieve a profitable level of operations will depend on our ability to continue to increase customer acceptance of the Clearant Process® and increased recognition by end users of the value of the Clearant Process® in assuring sterile products.
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
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. In July 2008, we raised additional capital to supplement our operations by entering into a $2,000 related party convertible secured promissory note. The $2,000 related party convertible secured promissory note was scheduled to be funded, net of fees of approximately $250, in tranches of: $400 on July 8, 2008; $400 on August 22, 2008 of which $252 was received on September 5, 2008, and $108 was received on October 1, 2008; $600 scheduled on October 6, 2008 of which $68 was received on December 12, 2008, $50 was received on January 8, 2009, and $155 was received on February 26, 2009; and $600 scheduled on February 16, 2009 which has not yet been received. On February 20, 2009, we entered into an amendment to the related party convertible secured promissory note. The amendment extends the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively. The amendment extending the closing date for the amounts due on October 6, 2008 accounts for payments previously made, as discussed above, and requires a payment of $160 on February 20, 2009, of which we received $155 on February 26, 2009 and $5 on March 12, 2009, a payment of $100 due before March 10, 2009, of which we received $72 on March 12, 2009 and a payment of $222 due before March 31, 2009. The amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. There can be no assurance that we will receive any of the remaining amounts due on the secured promissory note. Regardless of whether we receive the full amount of the remaining amounts, we will still require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. We recognize revenue related to performance milestones and contract research in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of December 31, 2008 and 2007, we reserved for credit losses of $91 and $26, respectively.
Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. For the years ended December 31, 2008 and 2007, we had inventory reserves of $0 and $444, respectively, which were recorded as a cost of revenue.
Settlement of Obligation
Settlement of obligation consists of a gain recognized for the settlement of outstanding payables for the fiscal years ended December 31, 2008 and 2007.
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
Cash Equivalents and Concentration of Credit Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions and may exceed Federal Deposit Insurance Corporation insured limits. For and at the years ended December 31, 2008 and 2007, three customers accounted for approximately 20% and 33% of revenues, respectively, and three customers accounted for approximately 25% and 24% of accounts receivable, respectively.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. Provisions for doubtful accounts are recorded in general and administrative expenses. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Clearant reviews the allowance for doubtful accounts monthly. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $91 and $26, respectively.
Inventories and Inventory Related Prepayments
Inventories are primarily comprised of implantable donor tissue treated with the Clearant Process® and are valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are located at contracted tissue banks and on consignment in hospitals. Inventories may be reserved from time to time based on market conditions or other factors. As of December 31, 2008 and 2007, we had inventory and inventory related prepayment reserves of $1,315 and $1,255, respectively.
In accordance with the terms of our spinal Supply and Distribution Agreement (See Note 13), we are required to make prepayments. Upon receipt of the inventory the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. For the years ended December 31, 2008 and 2007, we sold no property or equipment.
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
Level 3 — Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, we measure our cash equivalents at fair value. Our cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2008, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $219 at December 31, 2008.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Long-Lived Assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the years ended December 31, 2008 and 2007.
Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based on our valuation assessments of our patents, no impairment exists for the years ended December 31, 2008 and 2007.
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
The significant components of the provision for income taxes for the fiscal year ended December 31, 2008 and 2007 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.
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

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees, directors, and consultants for the years ended December 31, 2008 and 2007 was $571 and $368, respectively.
There were 0 and 3,267,180 options granted to employees, directors, and consultants during the years ended December 31, 2008 and 2007, respectively.
Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).
As stock-based compensation expense recognized for the year ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for forfeitures, which we estimate to be approximately 7%, respectively. As of December 31, 2008 and 2007, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $15 and $56, respectively.
Fair Value of Financial Instruments
Fair value of financial instruments are accounted for under SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which requires the carrying amounts reported in the balance sheet for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities to approximate fair value because of the immediate or short-term maturity of these financial instruments. Bridge loans are estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
Recent Accounting Pronouncements
On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on our financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material affect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004) which is effective on January 1, 2008. The adoption of SAB 110 did not have a material impact on our financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133 (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, (“SFAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of SFAS 142-3 will have a material impact on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Year Ended December 31,
	2008	2007
Stock Options	2,757,855	3,416,844
Warrants	2,113,052	156,780

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
The following table sets forth the computation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2008	2007
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,162)	$(3,447)
Denominator:
Weighted average common stock shares outstanding	48,957	21,517
Net loss per share, basic and diluted	$(0.04)	$(0.16)

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Equipment	$89	$69
Computer equipment and software	66	66
Furniture and fixtures	27	27
Leasehold improvements	8	8

	190	170
Less accumulated depreciation	(146)	(83)

	$44	$87

We had no property or equipment that was leased as part of a capital lease agreement for the years ended December 31, 2008 and 2007, respectively. Depreciation expense was $64 and $61 for the years ended December 31, 2008 and 2007, respectively.
NOTE 6 — IDENTIFIABLE INTANGIBLES
Identifiable intangibles consist of the following at December 31, 2008 and 2007:

	2008	2007
Trademarks	37	37
Patents	2,218	2,171

	2,255	2,208
Less accumulated amortization	(1,285)	(1,217)

	$970	$991

Over the period January 1, 2009 to December 31, 2013, we project cumulative amortization expense related to our patents and trademarks issued at December 31, 2008 to be approximately $196, expensed equally over the five years. Because we evaluate the recoverability of our intangibles on a quarterly basis, and anticipate that new patents will be granted and issued in 2009 through 2013, actual amortization expense recorded over January 1, 2009 to December 31, 2013 could fluctuate significantly from the projected amount over the same period.
During the years ended December 31, 2008 and 2007, we recorded $68 and $345, respectively, of amortization and write-off of patent costs.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 7 — INCOME TAXES
The current provision for income taxes for the years ended December 31, 2008 and 2007 were $0 and $0, respectively. There was no state deferred and federal tax provision.
The significant components of the deferred tax assets and liabilities, along with the related valuation allowance at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$28,245	$27,790
Purchase in-process research and development	545	521
Research and development credits	1,362	1,369
Depreciation, accrued expenses and other	978	718

Net deferred tax assets	31,130	30,398
Less valuation allowance	(31,130)	(30,398)

	$—	$—

Our valuation allowance on deferred tax assets increased from $30,398 as of December 31, 2007 to $31,130 as of December 31, 2008, due to continued operating losses as management has concluded that it is not more likely than not such assets will be realized.
The U.S. and foreign pretax losses for the year ended December 31, 2008 was approximately $2,162 and $0, respectively, and for the year ended December 31, 2007 was approximately $3,447 and $0, respectively.
We have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets. The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

	2008	2007
Federal statutory rate	(34%)	(34%)
State taxes	(6%)	(6%)
Tax credits & other	6%	(9%)
Foreign loss with no benefit	0%	0%
Valuation allowance	34%	49%

	0%	0%

At December 31, 2008 and 2007, we had net operating losses (“NOL”) for federal and state income tax purposes of approximately $149,125 and $146,502, respectively. Section 382 of the Internal Revenue Code (Section 382) imposes, amongst other things, annual limitations restricting the timing and amounts of the future use of available NOL carryforwards at the time a change in ownership occurs. The utilization of these NOL carryforwards could be restricted in future periods as a result of any future change in ownership, as defined in Section 382. Such future change in ownership, if any, may result in significant amounts of these NOL carryforwards expiring unused. In conjunction with the August 2007 transaction (See Note 10), we will evaluate whether there are limitations on the use of our NOL carryforwards beyond December 31, 2008 under Section 382, including, as needed, the impact of cumulative changes in the ownership of our common stock. The credit carryforwards noted above may be limited under Internal Revenue Code Section 383. As of December 31, 2008, we have not performed an analysis in order to determine whether such limitations exist.
We also have federal and state research and development tax credit carryforwards as of December 31, 2008 and 2007, of approximately $1,362 and $1,369, respectively, which begin to expire in 2023.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 8 — CONVERTIBLE SECURED PROMISSORY NOTE — RELATED PARTY
On July 9, 2008, we entered into an Agreement dated as of July 8, 2008 with CPI Investments, Inc. (“CPI”) whereby CPI agreed to loan us the aggregate amount of $2,000 (the “CPI Agreement”).
The loan is payable, net of fees of approximately $250, in tranches of: $400 which was funded on July 8, 2008; $400 of which $252 was funded on September 5, 2008, and $108 was funded on October 1, 2008; $600 scheduled to be funded on October 6, 2008 of which $68 was received on December 12, 2008, $50 was received on January 8, 2009, $155 was received on February 26, 2009; and $600 scheduled to be funded which has not been received. On February 20, 2009, we entered into an amendment to the CPI Agreement. The amendment extends the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively. The amendment extending the closing date for the amounts due on October 6, 2008 accounts for payments previously made, as discussed above, and requires a payment of $160 on February 20, 2009, of which we received $155 on February 26, 2009 and $5 on March 12, 2009, a payment of $100 due before March 10, 2009, of which we received $72 on March 12, 2009, and a payment of $222 due before March 31, 2009. The amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. The principal amounts loaned have a 3-year term and will bear interest at 12% per year payable monthly with no prepayment option. The loan is convertible into 18,181,818 shares of our restricted common stock at a conversion price of $0.11. There was no beneficial conversion feature as calculated under EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”).
According to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), we allocated the proceeds received to the convertible debt and warrants based upon relative fair value. We allocated $63 to the warrants and $146 to the debt discount which are being amortized over the life of the debt. Interest expense recognized for the year ended December 31, 2008 was $60.
Pursuant to the CPI Agreement, we granted CPI 2-year warrants to purchase (a) 4,500,000 shares of common stock at a $0.30 exercise price, and (b) 200,000 shares of common stock at a $0.15 exercise price, both vesting pro-rata upon funding of each tranche. We accounted for these warrants in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in a Company’s own stock, (“EITF 00-19”).
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
Under the terms of the Agreement, CPI appointed 3 board members to our board of directors, Michael Bartlett, Kenneth W. Davidson and Alan S. Blazei. Michael Bartlett also serves as the president of CPI. CPI is a related party to the Company.
NOTE 9 — DEBT
In February, 2007, we entered into a non-binding term sheet with a bridge lender for $700. Under the terms of the non-binding term sheet, the bridge lender was required to lend us $200 upon the signing of the non-binding term sheet and $500 upon signing of the definitive agreement. In addition to requiring funding of $700, the non-binding term sheet provided that the lender would receive 2,500,000 shares of our common stock, a first lien on all of our assets including our intellectual property, repayment of the $700 by May 1, 2007 and interest of 10% per annum. On February 20, 2007, we received $200. The $500 was never funded and neither party entered into a definitive agreement. On March 27, 2007, we received notice of a claim by the bridge lender to preserve his right as outlined in the non-binding term sheet to fund the $700 bridge credit facility. On July 16, 2007, as disclosed on our Current Report on Form 8-K/A filed with the SEC on August 9, 2007, we entered into a settlement and conversion agreement with the bridge lender whereby we issued 2,857,143 shares for the $200 loan payable at $0.005 per share. The costs associated with the transaction are $16. The settlement and conversion agreement released us from all outstanding claims from the bridge lender including the claim on our intellectual property by the bridge lender. The shares were issued on August 23, 2007.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 10 — CAPITALIZATION
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
For the year ended December 31, 2008 and 2007, we paid accounts payable of $0 and $109 with 0 and 31,092 shares of common stock, respectively.
For the year ended December 31, 2008 and 2007, we paid consultants $0 and $60 with 0 and 22,038 shares of common stock, respectively.
Series A Preferred Stock
We have 50,000,000 shares authorized and 1 share outstanding as of December 31, 2008.
NOTE 11 — STOCK OPTIONS
On June 30, 2005, the stockholders approved our 2005 Stock Award Plan (the “2005 Plan”). There are 5,081,412 shares of common stock authorized for issuance under the 2005 Plan. In addition, we assumed options to purchase 137,042 shares of common stock in connection with the reverse merger consummated on March 31, 2005 from the 2000 Stock Award Plan of which 71,528 remain outstanding as of December 31, 2008. There are no future grants available under the 2000 stock Award Plan as of March 31, 2005. On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Plan. Accordingly, an aggregate of 11,152,940 shares of common stock are reserved for issuance upon exercise of options.
The terms of the 2005 Plan provide for grants of stock options (“NSO”), stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock or other property. Employees, officers, directors and consultants are eligible for awards under the plan. However, incentive stock options (“ISO”) may only be granted to employees. An ISO will have the terms stated in the option agreement, provided, however, that the term shall be no more than ten years from the date of grant and the exercise price shall be no less than 100% of the estimated fair market value per share on the date of grant. NSOs shall have a term of no more than 10 years from the date of grant and an exercise price of no less than 85% of the estimated fair market value per share on the date of grant. Options granted to an individual who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of our stock , shall have an exercise price equal to no less than 110% of fair market value and a term of no more than five years from the date of grant. The vesting period for ISOs and NSOs is generally four years from the date of grant.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
The following table sets forth the activity of the 2000 and 2005 Plan and Non-Plan Options issued for the years ended December 31, 2008 and 2007:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2006	243,000	$6.16-$63.14	43,000	$4.90-$57.68	286,000	$4.90-$63.14
Granted	3,137,000	$0.35-$0.45	130,000	$0.70	3,267,000	$0.35-$0.70
Exercised	—	$—	—	$—	—	$—
Change in status	—	$—	—	$—	—	$—
Forfeited or expired	(136,000)	$0.35-$63.14	—	$—	(136,000)	$0.35-$63.14

Outstanding at December 31, 2007	3,244,000	$0.35-$63.14	173,000	$0.70-$57.68	3,417,000	$0.35-$63.14
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Change in status	—	$—	—	$—	—	$—
Forfeited or expired	(659,000)	$0.35-$57.68	—	$—	(659,000)	$0.35-$57.68
Outstanding at December 31, 2008	2,585,000	$0.35-$63.14	173,000	$0.70-$57.68	2,758,000	$0.35-$63.14
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2008 and December 31, 2007 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2007:
Employees — Outstanding	3,244,000	$1.31	9.57	$—
Employees — Expected to Vest	3,079,000	$1.31	9.57	$—
Employees — Exercisable	188,000	$10.69	7.85	$—

Non-Employees — Outstanding	173,000	$8.09	8.30	$—
Non-Employees — Expected to Vest	173,000	$8.09	8.30	$—
Non-Employees — Exercisable	41,000	$31.47	3.34	$—

As of December 31, 2008:
Employees — Outstanding	2,585,000	$1.43	8.56	$—
Employees — Expected to Vest	2,423,000	$1.44	8.55	$—
Employees — Exercisable	919,000	$2.67	8.35	$—

Non-Employees — Outstanding	173,000	$8.09	7.70	$—
Non-Employees — Expected to Vest	173,000	$8.09	7.70	$—
Non-Employees — Exercisable	107,000	$12.61	6.99	$—

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Of the shares issued to employees, the number of shares outstanding, expected to vest, and exercisable to officers and directors is 2,210,000, 2,076,000, and 793,000, respectively.
Cash received from stock options exercised during the year ended December 31, 2008 and 2007 was $0 and $0, respectively. The total intrinsic value of options exercised during the year ended 2008 and 2007 was $0 and $0, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2008 and 2007, was $0.00 and $0.43.
Included in the table above, at December 31, 2008 and 2007, were options outstanding for 173,000 shares, respectively, granted to consultants. These options generally vest over zero to four years and are expensed when the services are performed and benefit is received as provided by the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).
As of December 31, 2008 and 2007, there were $861 and $1,724, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over the weighted-average period of 2.3 and 3.2 years, respectively.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2008, we had 7,673,723 shares of unissued shares reserved for issuance under our 2005 Plan.
NOTE 12 — WARRANTS
On August 13, 2008, we issued a 10-year warrant to a distributor to purchase an aggregate 100,000 shares of our common stock at an exercise price of $0.10 per share with a fair value of $10 which is reflected in our sales, general, and administrative expenses.
Pursuant to the CPI Agreement the Company issued 2-year warrants to purchase common stock (see Note 6 in the accompanying footnotes to the financial statements). On July 8, 2008, we issued 2-year warrants to CPI Investments to purchase 900,000 and 40,000 shares of our common stock at $0.30 and $0.15, respectively with a fair value of $75 which is reflected as part of our debt discount. On September 5, 2008 we issued 2-year warrants to CPI Investments to purchase 900,000 and 40,000 shares of our common stock at $0.30 and $0.15, respectively with a fair value of $71 which is reflected as part of our debt discount. We accounted for these warrants in equity in accordance with EITF 00-19.
In November 2005 and in conjunction with our secondary placement of common stock, we issued five-year warrants to such holders to purchase an aggregate 121,324 shares of our common stock at an exercise price of $69.44 per share. In addition, we issued five-year warrants to the placement agent to purchase an aggregate 11,728 shares of common stock at an exercise price of $69.44 per share. Due to the antidilution clause set forth in such holders warrant agreements, the exercise price of the above-mentioned shares was reduced to $4.21 per share due to the private placement entered into in 2007.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
Including those described above, all warrants have an exercise price of between $0.10 and $4.21 per share and terms of two to ten years. The weighted average exercise prices and the weighted average remaining contractual life for warrants issued as of December 31, 2008 were as follows:

Warrants Outstanding
Number	Exercise	Weighted Average of Remaining
of Shares	Price	Contractual Life (Years)
133,052	$4.21	1.85
1,800,000	$0.30	1.52
80,000	$0.15	1.52
100,000	$0.10	9.62
All of the warrants granted to non-employees during 2008 are valued based on our deemed fair value at the date the warrants are issued, using the Black-Scholes option pricing model prescribed by FAS No. 123R and the following assumptions:

Risk-free interest rate	2.1%-3.2%
Expected life in years	2-5
Dividend yield	0%
Expected volatility	217%
The weighted average deemed fair value of warrants granted to non-employees for the years ended December 31, 2008 and 2007 was $0.28 and $0.00 per share, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Leases
We lease certain facilities and equipment under non-cancelable operating leases with various expirations through 2011. The future minimum lease payments under these leases as of December 31, 2008, are as follows:

2009	$121
2010	20
2011 and thereafter	—

Net minimum lease payments	$141

Rental expense on non-cancelable operating leases for the years ended December 31, 2008 and 2007 was $170 and $165, respectively.
As of December 31, 2008 and 2007, we have no capital leases for equipment.
Litigation
From time-to-time, we are involved in litigation relating to claims arising in the normal course of business. Other than the Osprey legal dispute discussed under Supply and Distribution Agreements below we do not believe that any currently pending or threatening litigation will have a material adverse effect on our results of operations or financial condition as of December 31, 2008.

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
As of December 31, 2008, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. We are in ongoing discussions with Osprey to resolve these issues, which could include, but is not limited to, reduction in exclusive territories or termination of the Osprey Agreement. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
NOTE 14 — 401K PLAN
We have a defined contribution profit sharing plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions. No employer contributions were made for the years ended December 31, 2008 and 2007.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA
The following table presents summarized quarterly financial data (in thousands, except per share data):

	Quarter ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2008
Total revenues	$465	$504	$462	$452
Gross profit	252	215	201	199
Total operating expenses	815	692	747	735
Loss from operations	(563)	(477)	(546)	(536)
Other income (expense), net	9	3	(20)	(32)
Net loss	(554)	(474)	(566)	(568)
Net loss attributable to common stock	$(554)	$(474)	$(566)	$(568)
Net loss per share — Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Number of weighted average shares	48,957	48,957	48,957	48,957

2007
Total revenues	$435	$168	$160	$321
Gross profit (loss)	287	76	57	(317)
Total operating expenses	1,174	920	989	739
Loss from operations	(887)	(844)	(932)	(1,056)
Other income (expense), net	(80)	(4)	356	0
Net loss	(967)	(848)	(576)	(1,056)
Net loss attributable to common stock	$(967)	$(848)	$(576)	$(1,056)
Net loss per share — Basic and diluted	$(0.33)	$(0.11)	$(0.02)	$(0.02)
Number of weighted average shares	2,911	7,778	25,866	48,957
NOTE 16 — SUBSEQUENT EVENTS
As previously discussed in Note 8, we entered into an amendment to the Agreement dated as of July, 8, 2008 with CPI, whereby CPI agreed to loan us the aggregate amount of $2,000, effective February 20, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have not been any disagreements between us and our independent registered public accounting firm on any matter of accounting principles, practices or financial statement disclosure.
Item 9A(T). Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer, principal financial officer, and principal accounting officer, we have evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (iii) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company, and (iv) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Management has assessed our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that we maintained effective internal control over financial reporting as of December 31, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
We have evaluated, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Inherent limitations exist in any system of control including the possibility of human error and the potential of overriding controls. The effectiveness of an internal control system may also be affected by changes in conditions.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our current officers, directors and significant employees are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the board of directors.

Name	Age	Position	Start of Term
Jon Garfield	45	Chief Executive Officer Chief Financial Officer Director Secretary	January 25, 2007 August 2, 2005 August 3, 2007 August 2, 2005
Michael Elek	48	Director	August 3, 2007
Michael Bartlett	66	Chairman of the Board Director	December 9, 2008 July 11, 2008
Kenneth W. Davidson	61	Director	September 11, 2008
Alan S. Blazei	53	Director	September 11, 2008
Susan E. Etzel	35	Chief Accounting Officer Controller	December 9, 2008 July 5, 2005
Jon Garfield, age 45, was appointed as our Chief Executive Officer, effective January 25, 2007. Mr. Garfield is also our Chief Financial Officer and Secretary. Mr. Garfield has served as a member of our board of directors since May 24, 2007 and was re-elected on August 3, 2007 to a one year term or until his respective successor is elected and qualified. From 2001 until August 2005, Mr. Garfield served as an independent financial consultant, providing financial services including SEC reporting obligations and Sarbanes-Oxley compliance. From 1998 until January 2001, he served as Chief Financial Officer of a telecom service provider and a software developer. From 1996 to 1998, he served as Vice President of Acquisitions for formally New York Stock Exchange listed ground transportation consolidator Coach USA, Inc. From 1991 to 1996, Mr. Garfield served as Corporate Assistant Controller of Maxxim Medical, Inc. Maxxim was a formally New York Stock Exchange listed manufacturer and distributor of medical products. During 1986 to 1991 Mr. Garfield practiced public accounting with Arthur Andersen and PricewaterhouseCoopers. Mr. Garfield received a Bachelor of Business Administration in Accounting from the University of Texas, Austin.
Michael Elek, age 48, has served as a member of our board of directors since April 5, 2007 and was re-elected on August 3, 2007 to a one year term or until his respective successor is elected and qualified. Mr. Elek is a private investor in varied interests such as European real estate and private equity. Mr. Elek received an undergraduate degree from McGill University of Montreal, and an MBA with honors from St. John’s University.
Michael Bartlett, age 66, was appointed as a member of our board of directors on July 11, 2008 pursuant to a Subscription and Purchase Agreement we entered into with CPI Investments on July 9, 2009. Mr. Bartlett has served as our Chairman of the Board since December 9, 2008. He also has served as President and CEO of Leisure Capital & Management, Inc., a financial advisor for private and public start-up and growth companies since 1986. Mr. Bartlett owns 4,261 shares of our common stock.

Kenneth W. Davidson, age 61 was appointed as a member of our board of directors on September 11, 2008 pursuant to our agreement entered into with CPI Investments on July 9, 2009. He also is the Chairman of the Board of Directors of DJO LLC, a global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy with approximately $1 billion in revenues. From October 2000 to November 2007, Mr. Davidson served as Chief Executive Officer and in various other executive and board capacities with ReAble Therapeutics, Inc., a portfolio company of the Blackstone Group, and its predecessor Encore Medical, a publicly held orthopedic company. From 1986 to 2000, Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc., a publicly held medical supply company. Previously, Mr. Davidson held various positions with Intermedics, Inc., a pacemaker equipment manufacturer, Baxter Laboratories, a publicly held healthcare product and service company, and Merck & Co, a human and animal health care product company. Mr. Davidson is also a Board Member of Medical Action Industries, a leading supplier of medical and surgical products.
Alan S. Blazei, age 53, was appointed as a member of our board of directors on September 11, 2008 pursuant to a Subscription and Purchase Agreement we entered into with CPI Investments on July 9, 2009. He also is the Chief Financial Officer and a member of the Board of Directors of Entelos, a life sciences company improving human health through predictive biosimulation since 2001. From 1989 to 2000, Mr. Blazei served as the Executive Vice President and Chief Financial Officer of Maxxim Medical. From 1986 to 1989 he served as the Vice President of Finance for NTRON, a division of Sunrise Medical, Inc., a manufacturer and distributor of electro-medical equipment. From 1984 to1986, he served as Partner for Madera Associates, a computer distributor and consulting group. Mr. Blazei received an M.B.A. from University of Minnesota and his B.B.A. from St. Cloud State University. He is also a certified public accountant.
Susan E. Etzel, age 35, became our Chief Accounting Officer effective December 9, 2008. She has been our Controller since July 2005. From September 2004 until July 2005, Ms. Etzel served as Manager of Financial Reporting for Digital Insight, Inc. a provider of online banking solutions for midsized banks and credit unions. From May 2000 to September 2004, she served as Assistant Controller of Knowledge Universe, Inc. a leading global education company. From 1999 to 2000, Ms. Etzel served as a Financial Analyst of Paramount Pictures in the TV Finance group. From 1996 to 1999 she practiced public accounting with Arthur Andersen. Ms. Etzel received a Bachelor of Business Economics with an emphasis in Accounting from the University of California, Santa Barbara. She is also a Certified Public Accountant.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge all required forms under Section 16(a) were filed timely during the most recent fiscal year.
Code of Ethics
We have adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and other accounting and financial managers and have attached it to this annual report as Exhibit 14.1. Our Code of Ethics is also available on our website at http://www.clearant.com.

Audit Committee
Our Audit Committee consists of Maurice Dewald, Alan S. Blazei, and Kenneth W. Davidson, with Mr. Dewald serving as Chairman. The Audit Committee of our board oversees our corporate accounting and financial reporting process and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews and approves all related party transactions; reviews the financial statements to be included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of our quarterly financial statements. The Audit Committee met five times during the 2008 fiscal year. A current copy of the Audit Committee Charter, which has been adopted and approved by our board of directors, is available on our website at http://www.clearant.com (the contents of such website are not incorporated into this annual statement).
Our board of directors has reviewed NASDAQ Stock Market’s definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent under the listing standards of NASDAQ. our board of directors has determined that Maurice DeWald qualifies as an “audit committee financial expert,” as defined in applicable Securities Exchange Commission (“SEC”) rules. Our board of directors made a qualitative assessment of DeWald’s level of knowledge and experience based on a number of factors, including his formal education, his experience as a Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private financial advisory firm that he founded in 1992, his previous positions as director and Managing Partner KPMG LLC, a Big Four accounting and tax consulting firm, and his current positions as a director of Integrated Healthcare Holdings, Inc., Advanced Materials Group, Inc., NNN Healthcare/Office REIT, Inc. and Aperture Health. Our board of directors has determined that such simultaneous service does not impair Mr. DeWald’s ability to effectively serve on the Audit Committee. Mr. DeWald resigned as a member of our board of directors effective December 31, 2008.
Mr. Blazei was appointed as chair of our Audit Committee on January 20, 2009. Our board of directors has determined that Mr. Blazei qualifies as an audit committee financial expert. Our board of directors made a qualitative assessment of Mr. Blazei’s level of knowledge and experience based on a number of factors, including his formal education, his previous experience as Executive Vice President and Chief Financial Officer of Maxxim Medical, his previous position as the Vice President of Finance for NTRON, a division of Sunrise Medical, Inc., a manufacturer and distributor of electro-medical equipment, his previous relationship with Madera Associates, a computer distributor and consulting group, and his current position as Chief Financial Officer and a member of the Board of Directors of Entelos, a life science company improving human health through predictive biosimulation. Our board of directors has determined that such simultaneous service does not impair Mr. Blazei’s ability to effectively serve on the Audit Committee.
Compensation Committee
Our Compensation Committee consists of Michael Elek, Alan S. Blazei, and Kenneth W. Davidson, with Mr. Elek serving as its chair. The compensation committee’s principal responsibilities are to administer our stock plans and to set the salary and incentive compensation, including bonuses and stock option grants, for our executive chairman, our president and chief executive officer and our other executive officers. We believe that our compensation committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by NASDAQ and the SEC. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our compensation committee. We intend to comply with future requirements established by NASDAQ or the SEC to the extent they become applicable to us. The Compensation Committee did not meet during the 2008 fiscal year. A current copy of the Compensation Committee Charter, which has been adopted and approved by our board of directors, is available on our website at http://www.clearant.com (the contents of such website are not incorporated into this annual statement). The compensation committee’s report is included in this proxy statement.

Independent Registered Public Accounting Firm
The firm of SingerLewak LLP has been appointed to serve as our independent registered public accounting firm for the 2009 fiscal year unless the Audit Committee deems it advisable to make a substitution.
Item 11. Executive Compensation
The following table sets forth the total compensation received by the named executive officer during the fiscal years ended December 31, 2008 and 2007:
SUMMARY COMPENSATION TABLE

								Nonqualified
							Non-Equity	Deferred
Name and				Stock	Option		Incentive Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation		Total
position	Year	($)	($) [1]	($)	($)		($)	($)	($)		($)

Jon Garfield,	2008	$240,000	$0	$—	$0	[3]	$—	$—	$2,869	[4]	$242,869
Chief Executive Officer and Chief	2007	$240,000	$0	$—	$0	[3]	$—	$—	$2,869	[4]	$242,869
Financial Officer [2]

Susan Etzel,	2008	$145,625	$5,000	$—	$0	[6]	$—	$—	$102	[7]	$150,727
Chief Accounting Officer [5]	2007	$129,896	$10,000	$—	$0	[6]	$—	$—	$115	[7]	$140,011

[1]	Bonuses are based on performance.

[2]	Mr. Garfield joined us as the Chief Financial Officer in August 2005 and was appointed as Chief Executive Officer in January 2007. Upon appointment as Chief Executive Officer, Mr. Garfield’s employment agreement was extended for 3 years. Under the terms of the agreement his salary was to be increased to $280,000. This increase has been accrued, but no adjustment to his salary has been made to date.

[3]	Mr. Garfield was granted 0 and 1,228,572 stock options for the years ended December 31, 2008 and 2007, respectively, under the terms of his employment agreement for his role as an officer and director. All options were granted under the 2005 Stock Award Plan. The intrinsic value of the options granted in 2008 and 2007 is $0.

[4]	Mr. Garfield receives $360,000 worth of life insurance for which premiums of $829 is paid annually and a sports club membership for which we pay $2,040.

[5]	Ms. Etzel joined us as Controller in May 2005 and was appointed as Chief Accounting Officer in December 2008.

[6]	Ms. Etzel was granted 0 and 260,258 stock options for the years ended December 31, 2008 and 2007, respectively. All options were granted under the 2005 Stock Award Plan. The intrinsic value of the options granted in 2008 and 2007 is $0.

[7]	Ms. Etzel receives $50,000 worth of life insurance for which premiums of $102 and $115 were paid for the years ended December 31, 2008 and 2007.

Employment Agreements
We have an employment agreement with Jon Garfield, which has been extended through June 2010. The agreement, as amended upon Mr. Garfield’s appointment as Chief Executive Officer, provides that Mr. Garfield will serve as our Chief Executive Officer and Chief Financial Officer. Mr. Garfield’s salary for 2008 was $240,000 and may be increased annually in accordance with our compensation policies. He is also eligible for an annual bonus at our board’s sole discretion, which is targeted at a minimum of one-hundred percent (100%) of his base salary. In addition, Mr. Garfield is eligible for stock options in the sole discretion of our board of directors.
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
Rowland W. Day II resigned as Chairman of the Board on December 9, 2008. Mr. Day no longer takes the $7,500 monthly payment for his services to the Company.
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

Outstanding Equity Awards At Fiscal Year-End
The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Equity
Incentive
								Equity	Plan
							Market	Incentive	Awards:
							Value	Plan	Market or
			Equity			Number	of	Awards:	Payout
			Incentive			of	Shares	Number of	Value of
			Plan Awards:			Shares	or Units	Unearned	Unearned
	Number of	Number of	Number of			or Units	of	Shares,	Shares,
	Securities	Securities	Securities			of Stock	Stock	Units or	Units or
	Underlying	Underlying	Underlying			That	That	Other	Other
	Unexercised	Unexercised	Unexercised			Have	Have	Rights	Rights That
	Options	Options	Unearned			Not	Not	That Have	Have Not
	(#)	(#)	Options	Option Exercise Price		Vested	Vested	Not Vested	Vested
Name	Exercisable [1]	Unexercisable [2]	(#)	($)	Option Expiration Date	(#)	($)	(#)	(#)

Jon Garfield	359,527	922,618	—	14,286 @ $54.04	14,286 @ 8/30/15	—	—	—	—
Chief Executive Officer				1,786 @ $22.96	1,786 @ 1/27/16
and Chief Financial Officer				1,786 @ $15.68	1,786 @ 4/14/16
				35,715 @ $12.74	35,715 @ 5/1/16
				28,572 @ $0.35	28,572 @ 4/4/17
				1,200,000 @ $0.45	1,200,000 @ 9/12/17

Susan E. Etzel	69,009	193,929	—	1,072 @ $63.14	1,072 @ 7/29/15	—	—	—	—
Chief Accounting Officer				1,072 @ $15.68	1,072 @ 4/14/16
				536 @ $12.74	536 @ 5/1/16
				3,115 @ $0.35	3,115 @ 4/4/17
				57,143 @ $0.56	57,143 @ 8/14/17
				200,000 @ $0.45	200,000 @ 9/12/17

[1]	Represents shares that are vested and/or immediately exercisable. All option shares were granted under the 2005 Stock Award Plan and are post-reverse stock split.

[2]	Represents shares that are unvested and not immediately exercisable.

Compensation Of Directors
Our directors are compensated with stock options from time to time under our 2005 Stock Award Plan. The following table reflects the compensation of directors for our fiscal year ended December 31, 2008:
DIRECTOR COMPENSATION

	Fees				Non-Equity	Non-Qualified
	Earned or				Incentive	Deferred	All
	Paid in	Stock	Option		Plan	Compensation	Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)

Rowland W. Day II [1]	$—	$—	$0	[7]	$—	$—	$75,000	$75,000

Michael Elek [2]	$—	$—	$0	[7]	$—	$—	$—	$0

Maurice DeWald [3]	$—	$—	$0	[7]	$—	$—	$—	$0

Michael Bartlett [4]	$—	$—	$—		$—	$—	$—	$0

Kenneth W. Davidson [5]	$—	$—	$—		$—	$—	$—	$0

Alan S. Blazei [6]	$—	$—	$—		$—	$—	$—	$0

[1]	Mr. Day was appointed as a member of our board of directors effective April 5, 2007. On April 1, 2007, Mr. Day began taking $7,500 a month for his services to the Company. Payments were made through October 31, 2008. Mr. Day resigned as Chairman of the Board effective December 9, 2008 and resigned as a member of our board of directors effective December 31, 2008. As of December 31, 2008, Mr. Day has not exercised any of his options and 300,000 have expired. Mr. Day has taken the position that we owe him compensation for his services through December 9, 2008.

[2]	Mr. Elek has received no compensation for his services.

[3]	Mr. DeWald resigned as a member of our board of directors effective December 31, 2008. As of December 31, 2008, Mr. DeWald has not exercised any of his options and 300,000 have expired. Mr. DeWald has received no compensation for his services.

[4]	Appointed as a member of our board of directors effective July 9, 2008.

[5]	Appointed as a member of our board of directors effective September 11, 2008.

[6]	Appointed as a member of our board of directors effective September 11, 2008.

[7]	On September 13, 2007, Mr. Day, Mr. Elek and Mr. DeWald were each granted 400,000 stock options. These options vest 25% annually over four years. As of December 31, 2008 100,000 of these stock options are vested. The intrinsic value of the options granted is $0.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2008:
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
Plan Category	and rights [1]	warrants and rights	(a)) [2]

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,870,907	$1.28	7,673,723

Equity compensation plans not approved by security holders	—	$0.00	—

Total	4,870,907	$1.28	7,673,723

[1]	On August 3, 2007, at our annual meeting, the stockholders approved a 6,000,000 share increase in our 2005 Stock Award Plan. As of December 31, 2008, there were 2,113,052 shares of our common stock reserved for issuance upon the exercise of warrants and 2,757,855 shares of common stock reserved for issuance upon the exercise of options.

[2]	These options were issued under the 2000 and 2005 Stock Award Plans.

[3]	Of this amount, no shares were available for issuance under the 2000 Stock Award Plan and 7,673,723 shares were available for issuance under the 2005 Stock Award Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of March March 17, 2009:

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner [1]	Beneficial Owner [1]	class
Common stock	Michael Elek [2]	5,714,288	11.7%
Common stock	Terren S. Peizer [3]	4,695,391	9.6%
Common stock	John McGinnis [4]	3,622,451	7.4%
Common stock	Rowland W. Day II [5]	3,137,003	6.4%
Common stock	Jay and Mel Seid, JTWROS [6]	2,869,591	5.9%
Common stock	Jon M. Garfield [7]	1,083,932	2.2%
Common stock	Maurice J. DeWald	0	0%
Preferred stock	Michael Bartlett [8]	45,454,545	100%
Common stock	Kenneth W. Davidson	0	0%
Common stock	Alan S. Blazei	0	0%
Common stock	Susan Etzel [9]	69,411	0%
Common stock	All directors and executive officers as a group (4 persons)	55,459,179	58.7%

[1]	Applicable percentage ownership is based on 94,411,990 shares of total voting stock outstanding at March 17, 2009. The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right. All addresses are c/o 1801 Avenue of the Stars, Suite 435, Los Angeles, California 90067, unless otherwise noted.

[2]	Includes 1,428,572 shares of common stock held in the name Summerlight Trading Corp., 1,428,572 shares of common stock held in the name Norpot Corp., 1,428,572 shares of common stock held in the name Snowball Overseas SA and 1,428,572 shares of common stock held in the name Cherwell Assets Corp. Excludes 2,571,430 shares beneficially owned by family members of Michael Elek. Mr. Elek disclaims any controlling or beneficial interest in such shares.

[3]	Excludes 17,858 shares of common stock held of record by Reserva Capital, LLC, which has been previously pledged as security for a loan as to which interest payments have not been made. Includes 277,634 shares held by Bowmore, LLC, 14,613 shares held by Porfidio, LLC and 4,285,715 shares held by Advanced Technology Holdings, LLC, all of which Terren S. Peizer is the sole managing member and options held by Mr. Peizer to purchase 21,286 shares of common stock at $9.24 per share and 16,143 shares at $31.50 per share which expire July 22, 2012 and December 1, 20ll, respectively. Assumes the exercise of all options held by Mr. Peizer. Mr. Peizer’s business address is 11150 Santa Monica Blvd., Suite 1500, Los Angeles, California 90025.

[4]	Includes 1,785,715 shares issued to West Valley Financial Management. Excludes 1,428,572 shares beneficially owned by RMR Assets Management Co. Mr. McGinnis disclaims any controlling or beneficial interest in such shares.

[5]	Includes 3,137,003 shares of common stock issued to Rowland W. Day II, as trustee of the Day Family Trust (2,865,458 shares) and the Rowland W. Day II Rollover IRA (271,545 shares), with Rowland W. Day in his individual capacity as the beneficial owner of all 3,137,003 shares. Mr. Day’s business address is 1 Hampshire Court, Newport Beach, CA 92660.

[6]	Includes 12,448 shares of common stock held of record by Melvin Seid.

[7]	Includes 714,286 shares of common stock, and outstanding options issued, vested and exercisable within sixty days of March 17, 2009 to purchase an aggregate 369,646 shares of common stock.

[8]	Includes 1 share of Series A Preferred Stock held of record by CPI Investments, Inc. of which Mr. Bartlett is the president. 1 share of Series A Preferred Stock votes together with our common stock and has votes equal to 45,454,545 shares of common stock.

[9]	Includes 69,411 options issued, vested and exercisable within sixty days of March 17, 2009 to purchase to purchase shares of common stock.
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

Item 13. Certain Relationships and Related Transactions and Director Independence
Transactions with Related Persons
A Current member of our board of directors, Michael Bartlett, also serves as a member of the board of directors and president of CPI. As discussed above, we entered into a Subscription and Purchase Agreement with CPI dated July 8, 2008, as amended February 20, 2009, whereby CPI agreed to loan us an aggregate of $2 million. CPI is currently in default of its obligation to fund $28,000 in the third tranche. CPI is the owner of one share of our Series A Preferred Stock, which votes together with our common stock and has votes equal to 45,454,545 shares of our common stock. In addition, we have a consulting agreement with Cameron and Associates Corporate Finance, Inc. (“CA”), whereby CA is paid $10,000 per month. Michael Bartlett’s wholly owned company Leisure Capital and Management, Inc. receives 50% of the consulting fees paid by Clearant to CA. Both principals of Leisure Capital Management, Inc. and CA are also principals in CPI. CA has been paid $51,301 through December 31, 2008.
Director Independence
After review of all of the relevant transactions or relationships between each director (and his family members) and us, our senior management, our board of directors has determined that Maurice Dewald, Kenneth W. Davidson, Alan S. Blazei, and Michael Elek are defined as independent by The NASDAQ Stock Market rules and the SEC rules. There are no family relationships among any of our directors, executive officers or key employees. On March 4, 2008, Mr. Elek purchased the beneficial interest of four companies who collectively own 11.7% of our common stock. Consequently, Mr. Elek was no longer an independent director pursuant to the SEC rules as of March 4, 2008 and did not continue as a member of our Audit Committee as of November 2008. Mr. DeWald resigned as a member of our board of directors effective December 31, 2008.
Item 14. Principal Accounting Fees and Services
Audit Fees
The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by SingerLewak LLP:

	Fiscal Year	Fiscal Year
	2008	2007
Audit Fees	$115,175	$146,118
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Audit-related fees billed during fiscal years 2008 and 2007 were primarily for services provided in connection with the filing of the registrations statements and consulting related to stock-based compensation. All of the foregoing fees were approved by the Audit Committee in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X. During fiscal 2008, no portion of the Audit-Related Fees or All Other Fees was approved by the Audit Committee after services had been rendered pursuant to the de minimis exception established by the SEC.
Representatives of SingerLewak LLP usually attend most meetings of the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy.
Tax Fees
We paid $17,043 and $16,187 for professional services with respect to tax compliance, tax advice or tax planning to Good Swartz Brown & Berns, a division of J.H. Cohn LLP, for the fiscal year ended December 31, 2008 and 2007, respectively.

All Other Fees
Total fees billed for professional services rendered by our auditors for consultation related to research of various accounting issues addressed in SEC comments and assistance in preparation of responses to the SEC during the years ended December 31, 2008 and 2007 were $0 and $0, respectively.
Pre-Approval Policy for Audit Services
Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an independent registered public accounting firm. All of the services rendered to us by SingerLewak LLP are pre-approved by the Audit Committee before the engagement of the independent registered public accounting firm for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent registered public accounting firm for the fiscal year, as specifically described in the independent registered public accounting firm engagement letter, such annual pre-approval to be performed by the Audit Committee.
Item 15. Exhibits, Financial Statement Schedules

No.		Description
2.1
Merger Agreement and Plan of Reorganization, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

2.2
Asset Purchase Agreement, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

2.3
Merger Agreement and Plan of Merger, dated June 30, 2005, by and between Clearant, Inc. and CI Merger Corporation, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

3.1
Amended and Restated Certificate of Incorporation Clearant, Inc., a Delaware corporation, Incorporated by reference to Exhibit 3.1 on our Current Report on Form 10-KSB filed with the SEC on April 1, 2008.

3.2
Bylaws of Clearant, Inc., a Delaware corporation, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

4.1		Specimen Common Stock Certificate, Incorporated by reference to Exhibit 4.2 on our Registration Statement on Form S-3, filed with the SEC on November 23, 2005.
10.1	*	2005 Stock Award Plan, Incorporated by reference to Appendix F to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.
10.2
Amended and Restated Employment Agreement between Clearant, Inc. and Jon M. Garfield dated as of June 7, 2006, effective as of August 1, 2005, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 10-KSB filed with the SEC on April 1, 2008.

10.3		Purchase Agreement, dated April 3, 2007 and August 3, 2007, Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2008.
10.4		Amendment No.1 to Subscription and Purchase Agreement, dated February 20, 2009, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the SEC on February 25, 2009.

No.	Description
10.5	Registration Rights Agreement, dated April 3, 2007 and August 3, 2007, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on April 4, 2007.
10.6
Subscription and Purchase Agreement, dated July 8, 2008 by and between Clearant, Inc. and CPI Investments, Inc, Incorporated by reference to Exhibit 1.1 on our Current Report on Form 8-K, filed with the SEC on July 11, 2008.

10.7
Conversion Agreement, dated August 3, 2007 by and between Clearant, Inc. and John McGionnis, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 6, 2007.

10.8
Strategic Services Agreement, dated August 1, 2008 by and between Clearant, Inc. and Cameron & Associates Corporate Finance, Inc., Incorporated by reference to Exhibit 10.1 on our Current Report on Form 10-Q filed on November 14, 2008.

14.1	Codes of Ethics, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.
23.1	Consent of Independent Registered Accountants.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by its duly authorized representatives.

CLEARANT, INC.
By:	/s/ Jon Garfield
Jon Garfield,
Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Jon Garfield	Chief Executive Officer,	March 24, 2009
Jon Garfield	Chief Financial Officer and Director

/s/ Michael Elek	Director	March 24, 2009
Michael Elek

/s/ Michael Bartlett	Chairman of the Board and	March 24, 2009
Michael Bartlett	Director

/s/ Kenneth W. Davidson	Director	March 24, 2009
Kenneth W. Davidson

/s/ Alan S. Blazei	Director	March 24, 2009
Alan S. Blazei

/s/ Susan E. Etzel	Chief Accounting Officer and	March 24, 2009
Susan E. Etzel	Controller

EXHIBIT INDEX

No.		Description
2.1
Merger Agreement and Plan of Reorganization, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

2.2
Asset Purchase Agreement, dated March 31, 2005, by and among Clearant, Inc., Bliss Essentials Corp., and Thomas Gelfand, Howard Gelfand and Kathleen Rufh, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on April 4, 2005.

2.3
Merger Agreement and Plan of Merger, dated June 30, 2005, by and between Clearant, Inc. and CI Merger Corporation, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

3.1
Amended and Restated Certificate of Incorporation Clearant, Inc., a Delaware corporation, Incorporated by reference to Exhibit 3.1 on our Current Report on Form 10-KSB filed with the SEC on April 1, 2008.

3.2
Bylaws of Clearant, Inc., a Delaware corporation, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

4.1		Specimen Common Stock Certificate, Incorporated by reference to Exhibit 4.2 on our Registration Statement on Form S-3, filed with the SEC on November 23, 2005.
10.1	*	2005 Stock Award Plan, Incorporated by reference to Appendix F to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.
10.2
Amended and Restated Employment Agreement between Clearant, Inc. and Jon M. Garfield dated as of June 7, 2006, effective as of August 1, 2005, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 10-KSB filed with the SEC on April 1, 2008.

10.3		Purchase Agreement, dated April 3, 2007 and August 3, 2007, Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 4, 2008.
10.4		Amendment No.1 to Subscription and Purchase Agreement, dated February 20, 2009, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the SEC on February 25, 2009.
10.5		Registration Rights Agreement, dated April 3, 2007 and August 3, 2007, Incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on April 4, 2007.
10.6
Subscription and Purchase Agreement, dated July 8, 2008 by and between Clearant, Inc. and CPI Investments, Inc, Incorporated by reference to Exhibit 1.1 on our Current Report on Form 8-K, filed with the SEC on July 11, 2008.

10.7
Conversion Agreement, dated August 3, 2007 by and between Clearant, Inc. and John McGionnis, Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 6, 2007.

10.8
Strategic Services Agreement, dated August 1, 2008 by and between Clearant, Inc. and Cameron & Associates Corporate Finance, Inc., Incorporated by reference to Exhibit 10.1 on our Current Report on Form 10-Q filed on November 14, 2008.

14.1		Codes of Ethics, Incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.
23.1		Consent of Independent Registered Accountants.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.