Form 10-Q
period 2009-06-30
CLEARANT INC
filed 2009-08-14
CIK 1238579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2009, there were 48,957,445 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CLEARANT, INC.
BALANCE SHEETS
(in thousands, except par value)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104	$265
Accounts receivable, net of allowances of $81 and $91 at June 30, 2009 and December 31, 2008, respectively	206	276
Inventory and inventory related prepayments, net of reserve of $1,307 and $1,315 at June 30, 2009 and December 31, 2008, respectively	15	15
Prepaids and other	114	62

Total current assets	439	618

Property and equipment, net of $166 and $146 of accumulated depreciation at June 30, 2009 and December 31, 2008, respectively	24	44
Identifiable intangibles, net of $1,307 and $1,285 of accumulated amortization at June 30, 2009 and December 31, 2008, respectively	986	970
Deposits and other assets	84	85

Total assets	$1,533	$1,717

Liabilities and Stockholder’s Deficit

Current liabilities
Accounts payable	$1,131	$1,070
Accrued liabilities	923	736
Deferred revenue	8	7
Bridge loans	106	106

Total current liabilities	2,168	1,919

Convertible promissory note — related party, net of discount of $154 and $135 at June 30, 2009 and December 31, 2008, respectively	1,133	758

Total liabilities	3,301	2,677

Stockholders’ deficit:
Series A preferred stock ($0.0001 par value; 50,000 shares authorized; 0 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	—	—
Common stock ($0.0001 par value; 200,000 shares authorized; 48,957 and 48,957 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	5	5
Additional paid-in-capital	87,243	87,013
Accumulated deficit	(89,016)	(87,978)

Total stockholders’ deficit	(1,768)	(960)

Total liabilities and stockholders’ deficit	$1,533	$1,717

See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three Month Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Licensing	$9	$14	$16	$71
Direct distributions	363	455	800	762
Fee for service	24	27	48	36
Contract research and milestones	6	8	12	100

Total revenues	402	504	876	969

Cost of revenues	204	289	463	502

Gross profit	198	215	413	467

Operating expenses:
Sales, general and administrative	687	690	1,358	1,502
Research and development	—	2	—	5

Total operating expenses	687	692	1,358	1,507

Loss from operations	(489)	(477)	(945)	(1,040)

Other income (expense):
Interest income (expense)	(51)	3	(93)	12

Loss before provision (benefit) for income taxes	(540)	(474)	(1,038)	(1,028)

Provision (benefit) for income taxes	—	—	—	—

Net loss	$(540)	$(474)	$(1,038)	$(1,028)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Number of weighted average shares used in per share calculation:
Basic and diluted	48,957	48,957	48,957	48,957
See accompanying notes to financial statements.

CLEARANT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(1,038)	$(1,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	89
Accretion of debt discount	38	—
Stock-based compensation	230	273
Changes in operating assets and liabilities:
Accounts receivable	70	18
Inventory and inventory related prepayments	—	(16)
Prepaids	(52)	(56)
Accounts payable	61	(40)
Accrued liabilities	152	99
Deferred revenue	1	(1)
Other assets and liabilities	(4)	1

Net cash used in operating activities	(501)	(661)

Investing activities
Cost of identified intangibles	(37)	(24)
Capital expenditures	—	(15)

Net cash used in investing activities	(37)	(39)

Financing activities
Proceeds from convertible secured promissory note — related party, net of fees of $42	377	—

Net cash provided by financing activities	377	—

Change in cash and cash equivalents	(161)	(700)

Cash and cash equivalents, beginning of period	265	1,062

Cash and cash equivalents, end of period	$104	$362

Supplemental Disclosure of Non-cash Financing Activities:
Cash paid for interest	$56	$—
See accompanying notes to financial statements.

CLEARANT, INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except for share and per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Our accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 fiscal year.
We have omitted footnote disclosures that would substantially duplicate the disclosures contained in our audited financial statements and should be read in conjunction with the financial statements for the fiscal years ended December 31, 2008 and 2007 and notes thereto in our Form 10-K dated December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2009.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of June 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. In July 2008, we raised additional capital to supplement our operations by entering into a $2,000 related party convertible secured promissory note. Please see Note 6 — Convertible Secured Promissory Note — Related Party for further discussion. The $2,000 related party convertible secured promissory note was scheduled to be funded, net of fees of approximately $250, in tranches of: $400 on July 8, 2008; $400 on August 22, 2008 of which $252 was received on September 5, 2008, and $148 was received on October 1, 2008; $600 scheduled on October 6, 2008 of which $68 was received on December 12, 2008, $50 was received on January 8, 2009, $155 was received on February 26, 2009, $77 was received on March 12, 2009, $76 was received on May 4, 2009, and $60 was received on May 20, 2009; and $600 scheduled on February 16, 2009 which has not yet been received. On February 20, 2009, we entered into a 1st amendment with CPI Investments, Inc. (“CPI”) extending the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively. The extension of the closing date for the amount due on October 6, 2008 accounts for payments previously made and required payments of $160 due February 20, 2009 (of which we received $155 on February 26, 2009 and $5 on March 12, 2009), $100 due by March 10, 2009 (of which we received $72 on March 12, 2009 and $28 on May 4, 2009) and $222 due before March 31, 2009 (of which we received $48 on May 4, 2009 and $60 on May 20, 2009). The 1st amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. On August 3, 2009, we entered into a 2nd amendment to the CPI Agreement. The 2nd amendment extends the closing dates for the third and fourth tranches of financing from March 31, 2009 and April 30, 2009, respectively to August 3, 2009 and October 31, 2009 and establishes a payment schedule for the third and fourth tranches of financing. The 2nd amendment extending the closing date for the amount due on March 31, 2009 accounts for payments previously made (see Note 6), and requires a payment of $114 on August 3, 2009, of which we received $50 on August 5, 2009. The 2nd amendment extending the closing date for the amount due on April 30, 2009 requires payments of $100 on August 15, 2009, $100 on August 31, 2009, $200 on September 30, 2009, and $200 on October 31, 2009. The 2nd amendment also gives us the option to extend the initial maturity date of each promissory note to three years from the closing date of funding of the final tranche. There can be no assurance that we will receive any of the remaining amounts due on the convertible secured promissory note. Regardless of whether we receive the full amount of the remaining amounts, we will still require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and sterilization services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the sterilization service is recognized when the service is substantially complete. We recognize revenue related to performance milestones and contract research in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivable and provide a reserve for credit losses, as appropriate. As of June 30, 2009 and December 31, 2008, we reserved for credit losses of $81 and $91, respectively.
Cost of revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing sterilization services to customers. We had no inventory reserves recorded as cost of revenues during the three and six months ended June 30, 2009 and 2008, respectively.
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
Cash Equivalents and Concentration of Credit Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the six months ended June 30, 2009, three customers accounted for approximately 20% of revenues and three customers accounted for approximately 27% of accounts receivable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. Provisions for doubtful accounts are recorded in general and administrative expenses. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Clearant reviews the allowance for doubtful accounts monthly. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $81 and $91, respectively.

Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of June 30, 2009 and December 31, 2008, we had an inventory and inventory related prepayment reserve of $1,307 and $1,315, respectively.
In accordance with the terms of the Osprey Agreement (see Note 8 — Commitments and Contingencies below in the accompanying footnotes to the financial statements), we are required to make prepayments. Upon receipt of the inventory, the prepayments will be reclassified as inventory until distributed.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Repair and maintenance expenditures are charged to appropriate expense accounts in the period incurred. During the three and six months ended June 30, 2009 and 2008, we sold no property or equipment.
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
In accordance with SFAS 157, we measure our cash equivalents at fair value. Our cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $81 and $267 as of June 30, 2009 and 2008, respectively.
Long-Lived Assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the three and six months ended June 30, 2009 and 2008.

Identifiable Intangibles
Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Based upon our valuation assessments of our patents, no impairment exists as of June 30, 2009 and December 31, 2008.
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
The significant components of the provision for income taxes for the periods ending June 30, 2009 and December 31, 2008 were $0 and $0, respectively, for the current state provision. There was no state deferred or federal tax provision.
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
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the three and six months ended June 30, 2009 were $115 and $230, respectively, and $136 and $273 for the three and six months ended June 30, 2008, respectively.
There were no options granted to employees and directors during the three and six months ended June 30, 2009 and 2008.

Options issued to consultants are being accounted for in accordance with the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). There were no options granted to consultants during the three and six months ended June 30, 2009 and 2008.
As stock-based compensation expense recognized for the six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be approximately 7% and 9%, respectively. As of June 30, 2009 and 2008, stock-based compensation expense has been reduced by estimated forfeitures not yet incurred of approximately $7 and $20, respectively.
Fair Value of Financial Instruments
Fair value of financial instruments are accounted for under FSP FAS 107-1 and APB 28-1, which require that the carrying amounts reported in the balance sheet for financial instruments such as cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities to approximate fair value because of the immediate or short-term maturity of these financial instruments. Debt is estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations, and cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carry equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on our results of operations and financial position.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Six Months Ended June 30,
	2009	2008
Stock Options	2,557,855	3,358,212
Warrants	2,113,052	133,052

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(540)	$(474)	$(1,038)	$(1,028)

Denominator:
Weighted average common stock shares outstanding	48,957	48,957	48,957	48,957

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

NOTE 5 — INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.
We recognize accrued interest and penalties on unrecognized tax benefits in income tax expense. We did not have any unrecognized tax benefits as of June 30, 2009 and 2008. As a result, we did not recognize interest expense, and additionally, did not record any penalties during the six months ended June 30, 2009 and 2008. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
NOTE 6 — CONVERTIBLE SECURED PROMISSORY NOTE — RELATED PARTY
On July 9, 2008, we entered into a Subscription and Purchase Agreement dated as of July 8, 2008 with CPI whereby CPI agreed to loan us the aggregate amount of $2,000 (the “CPI Agreement”). As discussed below, CPI is currently in default of its funding obligations under the agreement as amended.
The loan is payable, net of fees of approximately $250, in four tranches which consist of: (i) $400 which was funded on July 8, 2008; (ii) $400 of which $252 was funded on September 5, 2008, and $148 was funded on October 1, 2008; (iii) $600 scheduled to be funded on October 6, 2008 of which $68 was received on December 12, 2008, $50 was received on January 8, 2009, $155 was received on February 26, 2009, $77 was received on March 12, 2009, $76 was received on May 4, 2009, and $60 was received on May 20, 2009; and (iv) $600 scheduled to be funded which has not been received. On February 20, 2009, we entered into a 1st amendment with CPI extending the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively and establishing a new payment schedule for the October 6, 2008 tranche. The extension of the closing date for the amount due on October 6, 2008 accounts for payments previously made, and required payments due pursuant to the payment schedule set forth in the 1st amendment, which consists of $160 due February 20, 2009 (of which we received $155 on February 26, 2009 and $5 on March 12, 2009), $100 due by March 10, 2009 (of which we received $72 on March 12, 2009 and $28 on May 4, 2009), and $222 due before March 31, 2009 (of which we received $48 of May 4, 2009 and $60 on May 20, 2009). The 1st amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. On August 3, 2009, we entered into a 2nd amendment to the CPI Agreement. The 2nd amendment extends the closing dates for the third and fourth tranches of financing from March 31, 2009 and April 30, 2009, respectively to August 3, 2009 and October 31, 2009 and establishes a payment schedule for the third and fourth tranches of financing. The 2nd amendment extending the closing date for the amount due on March 31, 2009 accounts for payments previously made, and requires a payment of $114 on August 3, 2009, of which we received $50 on August 5, 2009. The 2nd amendment extending the closing date for the amount due on April 30, 2009 requires payments of $100 on August 15, 2009, $100 on August 31, 2009, $200 on September 30, 2009, and $200 on October 31, 2009. The 2nd amendment also gives us the option to extend the initial maturity date of each promissory note to three years from the closing date of funding of the final tranche. There can be no assurance that we will receive any of the remaining amounts due on the convertible secured promissory note. The principal amounts loaned have a 3-year term and will bear interest at 12% per year payable monthly with no prepayment option. The loan is convertible into 18,181,818 shares of our restricted common stock at a conversion price of $0.11. There was no beneficial conversion feature as calculated under EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”).

According to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), we allocated the proceeds received to the convertible debt and warrants based upon relative fair value.
We allocated $63 to the warrants and $146 to the debt discount related to the financing fees which are being amortized over the life of the debt. Interest expense recognized for the three and six months ended June 30, 2009 was $51 and $93, respectively, and $0 and $0 for the three and six months ended June 30, 2008, respectively.
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
Under the terms of the CPI Agreement, CPI appointed 3 board members to our board of directors, Michael Bartlett, Kenneth W. Davidson and Alan S. Blazei. Michael Bartlett also serves as the president of CPI. CPI is a related party to the Company.
NOTE 7 — STOCK-BASED AWARDS
Stock Options
A summary of activity under our 2000 Stock Option Plan (the “2000 Plan”), 2005 Stock Option Plan (the “2005 Plan”), and Non-Plan Options as of December 31, 2008, and for the six months ended June 30, 2009 is presented below:

	Employees		Non-Employees		Total
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2008	2,585,000	$0.35-$63.14	173,000	$0.70-$57.68	2,758,000	$0.35-$63.14
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Change in Status	—	$—	—	$—	—	$—
Canceled	200,000	$0.45	—	$—	200,000	$0.45
Outstanding at June 30, 2009	2,385,000	$0.35-$63.14	173,000	$0.70-$57.68	2,558,000	$0.35-$63.14
Of the 2,558,000 shares outstanding for the six-months ended June 30, 2009 and the 2,758,000 shares outstanding for the year ended December 31, 2008, 2,010,000 and 2,210,000 were issued to officers and directors, respectively.
As of June 30, 2009 and December 31, 2008, there were $624 and $861, respectively of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2005 Plan. These costs are expected to be recognized over the weighted-average period of 2.0 and 2.3 years, respectively.
When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2009 and December 31, 2008, we had 7,873,723 and 7,673,723 shares of unissued shares reserved for issuance under the 2005 Plan, respectively.

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
As of June 30, 2009, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
NOTE 8 — SUBSEQUENT EVENTS
In accordance with SFAS 165, we evaluated subsequent events through the August 14, 2009 issuance date of these financial statements. On August 3, 2009, we entered into a 2nd amendment to the CPI Agreement. The 2nd amendment extends the closing dates for the third and fourth tranches of financing from March 31, 2009 and April 30, 2009, respectively to August 3, 2009 and October 31, 2009 and establishes a payment schedule for the third and fourth tranches of financing. The 2nd amendment extending the closing date for the amount due on March 31, 2009 accounts for payments previously made (see Note 6), and requires a payment of $114 on August 3, 2009, of which we received $50 on August 5, 2009. The 2nd amendment extending the closing date for the amount due on April 30, 2009 requires payments of $100 on August 15, 2009, $100 on August 31, 2009, $200 on September 30, 2009, and $200 on October 31, 2009. The 2nd amendment also gives us the option to extend the initial maturity date of each promissory note to three years from the closing date of funding of the final tranche. There can be no assurance that we will receive any of the remaining amounts due on the convertible secured promissory note.

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
Forward-Looking Statements
The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, results of additional clinical studies, acceptance and success of our direct distribution of allografts, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth in Item 1 of our Form 10-K dated December 31, 2008, filed with the Securities and Exchange Commission on March 24, 2009 (the “Form 10-K”).
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
To date, we have entered into a total of ten agreements with customers to utilize the Clearant Process® with their products. Of these agreements, six are licensing agreements with tissue banks and one is an agreement with a manufacturer of recombinant protein products, in return for milestone payments and royalties on end-product sales. Through June 30, 2009, four of these licensees have launched tissue products that were treated using the Clearant Process®, but are not treating all of their tissue with the Clearant Process®. Additionally, in September 2005, we launched a new sterilization service (the “Clearant Sterilization Service” or “Sterilization Service”) which allows customers to send ready for sterilization tissue to our facility near Chicago, Illinois to be irradiated under Clearant Process® conditions by us. Through June 30, 2009, we have signed four such Sterilization Service agreements with tissue banks. Many of the companies have not yet implemented the Clearant Process®, and we cannot estimate when or if they will do so.
Based on these license and Sterilization Service results, we implemented a plan to better market and promote adoption of the Clearant Process®, which is to directly distribute Clearant Process® sterile implants to our customers in order to facilitate market penetration. We do not intend to continue to pursue the license and sterilization agreements.

Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues
Our total revenue decreased by $102,000 or 20%, to $402,000 for the three months ended June 30, 2009, from $504,000 for the three months ended June 30, 2008.
Revenues from direct distribution of Clearant Process® sterile implants were $363,000 and $455,000 during the three months ended June 30, 2009 and 2008, respectively. This is a 20% decrease over the quarter ending June 30, 2008. Direct distribution continues to be our primary strategy of our growth plan.
Revenues from licensing activities decreased 36% to $9,000 for the three months ended June 30, 2009, from $14,000 for the three months ended June 30, 2008. Additionally revenues from fee for service activities were $24,000 and $27,000 for the three months ended June 30, 2009 and June 30, 2008, respectively, as we continued to offer customers the opportunity to use our Sterilization Service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be a near-term material growth in licensing or fee for service revenue.
Revenues from contract research and milestones decreased to $6,000 in the three months ended June 30, 2009, from $8,000 for the three months ended June 30, 2008. The decrease is consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy.
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
Cost of Revenues
Our total cost of revenues decreased by $85,000, or 30% to $204,000 for the three months ended June 30, 2009, from $289,000 for the three months ended June 30, 2008. This decrease is primarily related to the decrease in direct distribution revenue for the three months ended June 30, 2009. We expect that the costs associated with the direct distribution and sterilization services to increase or decrease in conjunction with the revenue increases or decreases.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $3,000 or 1%, to $687,000 for the three months ended June 30, 2009, from $690,000 for the three months ended June 30, 2008.
The $3,000 decrease in sales, general and administrative expenses for the three months ended June 30, 2009, from the three months ended June 30, 2008, is consistent with our overall reduction in expenses. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $115,000 in non-cash stock-based compensation expense for the three months ended June 30, 2009 compared to $136,000 for the three months ended June 30, 2008. The decrease primarily relates to the resignation of two of our directors at the end of 2008.

Research and Development Expenses
Research and development expenses decreased 100% to $0 for the three months ended June 30, 2009, from $2,000 for the three months ended June 30, 2008. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished due to our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2009, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the three months ended June 30, 2009, we recognized $51,000 in net interest expense compared to $3,000 in net interest income for the same three months last year. The increase in net interest expense is due to interest recorded on the July 2008 related party convertible secured promissory note. We had $104,000 cash on hand as of June 30, 2009, of which $81,000 was invested in short-term conservative money market funds.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues
Our total revenue decreased by $93,000 or 10%, to $876,000 for the six months ended June 30, 2009, from $969,000 for the six months ended June 30, 2008.
Revenues from direct distribution of both Clearant Process® sterile implants and non-Clearant Process® implants were $800,000 and $762,000 during the six months ended June 30, 2009 and 2008, respectively. This is a 5% increase over the quarter ending June 30, 2008. Direct distribution continues to be our primary strategy of our growth plan.
Revenues from licensing activities decreased 78% to $16,000 for the six months ended June 30, 2009, from $71,000 for the six months ended June 30, 2008. The decrease is primarily related to the addition of a new licensing customer in the first quarter of 2008 which triggered a one-time initiation payment. Additionally revenues from fee for service activities were $48,000 and $36,000 for the six months ended June 30, 2009 and 2008, respectively, as we continued to offer customers the opportunity to use our Sterilization Service. These figures are consistent with our strategy of moving away from a royalty model and aggressively targeting a direct distribution strategy. While we are continuing to service the existing license and fee for service agreements, we are not actively pursuing new license or fee for service agreements, and it is unlikely that there will be a near-term material growth in licensing or fee for service revenue.
Revenues from contract research, milestones and grants decreased to $12,000 in the six months ended June 30, 2009, from $100,000 for the six months ended June 30, 2008. The decrease is primarily related to the addition of a new licensing customer in the first quarter of 2008 which triggered a milestone payment.
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
Cost of Revenues
Our total cost of revenues decreased by $39,000, or 8% to $463,000 for the six months ended June 30, 2009, from $502,000 for the six months ended June 30, 2008. This decrease is primarily related to the decrease in direct distribution revenue for the six months ended June 30, 2009. We expect that the costs associated with the direct distribution and sterilization services to increase or decrease in conjunction with the revenue increases or decreases.

Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $144,000 or 10%, to $1,358,000 for the six months ended June 30, 2009, from $1,502,000 for the six months ended June 30, 2008.
The $144,000 decrease in sales, general and administrative expenses for the six months ended June 30, 2009, from the six months ended June 30, 2008, was principally due to the reduction in overall expenses including legal fees, accounting fees, board fees, and investor relations. Future sales and marketing expense increases or decreases will be affected by the revenue, effort and timing required to provide Clearant Process® sterile implants to the marketplace.
We incurred $230,000 in non-cash stock-based compensation expense for the six months ended June 30, 2009 compared to $273,000 for the six months ended June 30, 2008. The decrease primarily relates to the resignation of two of our directors at the end of 2008.
Research and Development Expenses
Research and development expenses decreased 100% to $0 for the six months ended June 30, 2009, from $5,000 for the six months ended June 30, 2008. This decrease was largely a result of reduced research and development costs associated with the reduction of our research and development personnel and related expenses. This was accomplished by our shift in focus from research and development to the commercialization of the Clearant Process®. We expect to maintain minimal research and development costs in 2009, however we cannot make any assurances that we will stay ahead of competition at these low levels of expenditures. From time-to-time we may complement our in-house research and development with universities and third party research and development consulting firms, which we believe, provides a broader expertise in research and development and allows us to maintain a low research and development headcount.
Other Income/Expense
For the six months ended June 30, 2009, we recognized $93,000 in net interest expense compared to $12,000 in net interest income for the same six months last year. The increase in net interest expense is due to interest recorded on the July 2008 related party convertible secured promissory note. We had $104,000 cash on hand as of June 30, 2009, of which $81,000 was invested in short-term conservative money market funds.
Preferred Stock Dividend and Financing Costs
As of June 30, 2009 and 2008, there were 0 shares of preferred stock outstanding and no dividends, respectively.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of June 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. We raised additional capital in 2008 to supplement our operations including the capital raise that involved the issuance of a related party convertible secured promissory note which to date has not been funded as agreed. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

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
As of June 30, 2009, all tissue orders had not been delivered by Osprey and we have not made the prepayments. In February 2007, we received notice from Osprey of its termination of the Osprey Agreement, effective within thirty days from receipt of the notification if we did not timely cure certain alleged payment defaults. The termination of the Osprey Agreement has resulted in the discontinuation or disruption of the spinal bone implant supply, which has had a material adverse impact on our ability to distribute spinal bone implants treated with the Clearant Process®. In addition, the lack of supply of the ordered products has had a material impact on our revenues and cash flows.
Our operating plan, this acquisition of inventory, higher levels of historic accounts receivable and the related sales and marketing costs associated with the direct distribution strategy have had an impact on our cash requirements, and have created the need for additional financing.
Limited Cash Availability
Net cash used in operating activities was $501,000 for the six months ended June 30, 2009, compared to $661,000 for the six months ended June 30, 2008. During the six months ended June 30, 2009, cash used in operations resulted from a $152,000 increase in accrued liabilities due to the financing of insurance as well as the accrual of interest on the July 2008 related party convertible secured promissory note. Non-cash adjustments to operating activities for the six months ended June 30, 2009, included depreciation and amortization expense of $41,000 and a non-cash charge of $230,000 for stock-based compensation.
Our net cash used in investing activities was $37,000 for the six months ended June 30, 2009 compared to net cash used of $39,000 for the six months ended June 30, 2008. Our investing activities consisted primarily of patent-related intellectual property expenses and capital expenditures.
We have financed our operations since inception primarily through the sale of shares of our stock and convertible notes. Our net cash provided by financing activities was $377,000 for the six months ended June 30, 2009, compared to net cash provided by financing activities of $0 for the six months ended June 30, 2008. Cash provided by financing activities for the six months ended June 30, 2009 consisted of the net proceeds from the issuance of a related party convertible secured promissory note in conjunction with the capital raise in 2008, leaving a balance of $104,000 in cash and cash equivalents at June 30, 2009.

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
In July 2008, we raised additional capital to supplement our operations by entering into a $2,000,000 related party convertible secured promissory note with CPI Investments, Inc (“CPI”). As a result of difficulties in the credit and financial markets, CPI has defaulted on its funding obligations under the agreement as amended. CPI has represented that they are attempting to remedy the default, but we have not yet received all of the required funds. The note was scheduled to be funded, net of fees of approximately $250,000, in the following tranches:
•	$400,000 due and paid on July 8, 2008;
•	$400,000 due on August 22, 2008, of which $252,000 was received on September 5, 2008, and $148,000 was received on October 1, 2008;
•	$600,000 due on October 6, 2008, of which $68,000 was received on December 12, 2008, $50,000 was received on January 8, 2009, $155,000 was received on February 26, 2009, $77,000 was received on March 12, 2009, $76,000 was received on May 4, 2009, and $60,000 was received on May 20, 2009; and
•	$600,000 due on February 16, 2009, which has not been received.
On February 20, 2009, we entered into a 1st amendment with CPI, extending the closing dates for the amounts due on October 6, 2008 and February 16, 2009, to March 31, 2009 and April 30, 2009, respectively. The 1st amendment extending the closing date for the amounts due on October 6, 2008 accounts for payments previously made, as discussed above, and requires the following payments:
•	$160,000 due on February 20, 2009, of which we received $155,000 on February 26, 2009 and $5,000 on March 12, 2009,
•	$100,000 due by March 10, 2009, of which we received $72,000 on March 12, 2009 and $28,000 on May 4, 2009; and
•	$222,000 due before March 31, 2009, of which we received $48,000 on May 4, 2009 and $60,000 on May 20, 2009.
The 1st amendment also gives us the option to extend the initial maturity date of each promissory note to January 8, 2012. On August 3, 2009, we entered into a 2nd amendment to the CPI Agreement. The 2nd amendment extends the closing dates for the amounts due on March 31, 2009 and April 30, 2009 to July 15, 2009 and October 17, 2009, respectively. The 2nd amendment extending the closing date for the amounts due on March 31, 2009 accounts for payments previously made, as discussed above, and requires the following payment:
•	$114,000 on August 3, 2009, of which we received $50,000 on August 5, 2009

The 2nd amendment extending the closing date amounts due on April 30, 2009 accounts for payments previously made, as discussed above, and requires the following payment:
•	$100,000 on August 15, 2009,

•	$100,000 on August 31, 2009,
•	$200,000 on September 30, 2009, and
•	$200,000 on October 31, 2009.
The 2nd amendment also gives us the option to extend the initial maturity date of each promissory note to three years from the closing date of funding of the final tranche.
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
As of June 30, 2009, we had cash on-hand of $104,000. Our ability to have sufficient capital through the end of 2009 is dependent on successful settlement of vendor claims, and we will need to raise additional capital prior to the end of 2009. Failure to raise additional capital and to reach settlements with these vendors could result in the discontinuation of operations. Also, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments
We lease facilities and equipment under noncancelable operating leases with various expirations through 2010. The future minimum lease payments under these leases and other contractual obligations as of June 30, 2009 are as follows ($ in thousands):

	Payments Due By Period
					More than 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating Lease Obligations	$81	$77	$4	$—	$—
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
Off-Balance Sheet Arrangements
Except for operating lease commitments, as of June 30, 2009, we had no off-balance sheet arrangements.
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
Revenue Recognition and Deferred Revenue
We recognize revenue in accordance with the provisions of SAB No. 104, Revenue Recognition. Our revenue sources are direct distribution of Clearant Process® sterile implants, and licensing fees and Sterilization Services to customers who incorporate the Clearant Process® technology into their product and manufacturing processes, which may include performance milestones and contract research activities. We recognize direct distribution revenue upon the sourcing of tissue by a customer. Licensing revenue is recognized when a customer distributes products incorporating the Clearant Process® and revenue related to the Sterilization Service is recognized when the service is substantially complete. We recognize revenue related to performance milestones and contract research in accordance with Statement of Positions (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue related to a performance milestone is recognized upon customer acceptance of the achievement of that milestone, as defined in the respective agreements. Revenue related to contract research activities is recognized on a percentage-of-completion basis. In the event cash is received in advance of service performed, we will defer the related revenue recognition until the underlying performance milestone is achieved and or the contract research activities commence. In the event advance cash payments are not attributable to any performance milestone and or contract research activity, we will recognize the underlying amounts into revenue on a straight-line basis over the term of the underlying agreement. We include shipping charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs are recorded as cost of revenues. We evaluate the collectability of accounts receivables and provide a reserve for credit losses, as appropriate. As of June 30, 2009 and December 31, 2008, we reserved for credit losses of $81,000 and $91,000, respectively.

Cost of Revenues
Cost of revenues consists of costs associated with direct distribution of Clearant Process® sterile implants to a customer and with providing Sterilization Services to customers. We had no inventory reserve recorded as cost of revenue during the three or six months ended June 30, 2009 and 2008, respectively.
Inventory and Inventory Related Prepayments
Inventory is primarily comprised of implantable donor tissue treated with the Clearant Process® and is valued at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is located at contracted tissue banks and on consignment in hospitals. Inventory may be written down from time to time based on market conditions or other factors. As of June 30, 2009 and December 31, 2008, we had an inventory and inventory related prepayment reserve of $1,307,000 and $1,315,000, respectively.
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
Stock-Based Compensation
Stock-based compensation expense is recognized under SFAS No. 123(R), Share Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair value. Stock-based compensation expense for employees and directors for the three and six months ended June 30, 2009 were $115,000 and $230,000, respectively, and $136,000 and $273,000 for the three and six months ended June 30, 2008, respectively.
Fair Value of Financial Instruments
Fair value of financial instruments are accounted for under FSP FAS 107-1 and APB 28-1, which require that the carrying amounts reported in the balance sheet for financial instruments such as cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities to approximate fair value because of the immediate or short-term maturity of these financial instruments. Debt is estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.

Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations, and cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carry equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on our results of operations and financial position.
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

Exhibit 3.1
Amended and Restated Certificate of Incorporation Clearant, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.1 on our Current Report on Form 10-KSB filed with the SEC on April 1, 2008.

Exhibit 3.2
Bylaws of Clearant, Inc., A Delaware corporation, incorporated by reference to our Proxy Statement on Form DEF14A for our annual meeting of stockholders held on June 30, 2005, filed with the SEC on April 4, 2005.

Exhibit 4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 on our Registration Statement on Form S-3, filed with the SEC on November 23, 2005.

Exhibit 10.1
Amendment No. 2 to Subscription and Purchase Agreement dated August 3, 2009, by and between Clearant, Inc. and CPI Investments, Inc., incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the SEC on August 12, 2009.

Exhibit 10.2
Exhibit A to Amendment No. 2 to Subscription and Purchase Agreement, dated July 24, 2009, incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K filed with the SEC on August 12, 2009.

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
Date: August 14, 2009

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